Form 10-K
period 2022-03-31
Silver Spike Investment Corp.
filed 2022-06-29
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40564

SILVER SPIKE INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	86-2872887
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

600 Madison Avenue, Suite 1800
New York, NY
10022
(Address of principal executive offices)	(Zip Code)

(212) 905-4923

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SSIC	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐               No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐               No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒               No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☐               No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐               No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2021 has not been provided because trading of the registrant’s common stock on the Nasdaq Global Market did not commence until February 4, 2022.

As of June 29, 2022, the registrant had 6,214,286 shares of common stock ($0.01 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

• our future operating results and distribution projections;

• the ability of Silver Spike Capital, LLC (“SSC”) to attract and retain highly talented professionals;

• our business prospects and the prospects of our portfolio companies;

• the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;

• the impact of the investments that we expect to make;

• the ability of our portfolio companies to achieve their objectives;

• our expected financings and investments and the timing of our investments in our initial portfolio;

• changes in regulation impacting the cannabis industry;

• the adequacy of our cash resources and working capital;

• the current and future effects of the COVID-19 pandemic on us and our portfolio companies; and

• the timing of cash flows, if any, from the operations of our portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

• our limited operating history;

• changes or potential disruptions in our operations, the economy, financial markets or political environment;

• risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;

• future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies (“BDCs”) or regulated investment companies (“RICs”); and

• other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SILVER SPIKE INVESTMENT CORP.

PART I

Except where the context suggests otherwise, the terms “we,” “us,” “our,” “the Company,” and “SSIC” refer to Silver Spike Investment Corp. In addition, the terms “SSC,” “Adviser,” “investment adviser” and “administrator” refer to Silver Spike Capital, LLC, our external investment adviser and administrator.

Item 1. Business

Organization

Silver Spike Investment Corp. (“SSIC”), incorporated in Maryland on January 25, 2021, is structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes we intend to elect to be treated, and intend to qualify annually to be treated, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (“the Code”), commencing with our taxable year ending March 31, 2022. See “—Material U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” Also, we are an “emerging growth company,” as defined in the JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

On February 8, 2022, we completed our initial public offering (“IPO”) of 6,071,429 shares of our common stock, par value $0.01, at a price of $14.00 per share. Our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the ticker symbol “SSIC.” We commenced operations on February 8, 2022, receiving approximately $83.3 million in total net proceeds from the offering, after deducting estimated organizational and offering expenses.

On February 25, 2022, the underwriters of the IPO exercised their option to purchase an additional 142,857 shares of common stock from the Company. The partial exercise of the over-allotment option closed on March 1, 2022, resulting in additional gross proceeds to the Company of approximately $2 million, before deducting offering expenses payable by the Company.

Overview

We are a specialty finance company formed to invest across the cannabis ecosystem through investments in the form of direct loans to, and equity ownership of, privately held cannabis companies. All of our investments are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We will make equity investments only in companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, including U.S. federal laws. We may make loans to companies that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We are externally managed by Silver Spike Capital, LLC (“SSC”) and seek to expand the compliant cannabis investment activities of SSC’s leading investment platform in the cannabis industry. We primarily seek to partner with private equity firms, entrepreneurs, business owners and management teams to provide credit and equity financing alternatives to support buyouts, recapitalizations, growth initiatives, refinancings and acquisitions across cannabis companies, including cannabis-enabling technology companies, cannabis-related health and wellness companies, and hemp and cannabidiol (“CBD”) distribution companies. Under normal circumstances, each such cannabis company derives at least 50% of its revenues or profits from, or commits at least 50% of its assets to, activities related to cannabis at the time of our investment in the cannabis company. We are not required to invest a specific percentage of our assets in such cannabis companies, and we may make debt and equity investments in other companies in the health and wellness sector.

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on what we believe to be nascent cannabis industry growth and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.” In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

Generally, the loans in which we expect to invest will have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may

SILVER SPIKE INVESTMENT CORP.

invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

The loans in which we intend to invest typically pay interest at rates which are determined periodically on the basis of LIBOR plus a premium. The loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We expect to invest in loans made primarily to private leveraged middle-market companies with approximately $5 million to $50 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors.

For the period February 8, 2022 (commencement of operations) through March 31, 2022, we did not close on an investment in a portfolio company. Our targeted investment ranged between $5 million and $40 million, although this investment size may vary proportionally as the size of our capital base changes. We have an active pipeline of investments and are currently reviewing over $1.25 billion of potential investments in varying stages of underwriting.

On May 27, 2022, we funded a $21 million debt investment, net of fees, to a new portfolio company, Shryne Group, Inc.

The Investment Adviser

SSC will manage the Company and oversee all of its operations. SSC is registered as an investment adviser under the Advisers Act. Our Adviser serves pursuant to the Investment Advisory Agreement in accordance with the Advisers Act, under which it receives a management fee as a percentage of our gross assets and incentive fees as a percentage of our ordinary income and capital gains from us.

Our Adviser also currently provides investment management services to several investment vehicles which are primarily special opportunities related to one or more specific transactions. In focusing on a broader sector-based credit and equity opportunity, our primary investment focus differs from that of other investments made by SSC, as SSC's other managed vehicles do not have the mandate to make discretionary investments other than for the purpose of the specific investments for which they were formed. However, there may be overlap in terms of our targeted investments.

We benefit from our Adviser’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage a portfolio of those investments. The principals and employees of our Adviser have broad investment backgrounds, with prior experience at investment funds, investment banks and other financial services companies, and have developed a broad network of contacts within the private equity community. This network of contacts provides our principal source of investment opportunities.

The Adviser manages Silver Spike Sponsor, LLC which is the sponsor of Silver Spike Acquisition Corp., a special purpose acquisition company. Silver Spike Acquisition Corp. completed its IPO in August 2019, and in June 2021 consummated a business combination with WM Holding Company, LLC, the leading technology and software infrastructure provider to the cannabis industry. In connection with the transaction, Silver Spike Acquisition Corp. changed its name to WM Technology, Inc. (“WM Technology”). The transaction provided $579 million of gross proceeds to the combined company, implying a post-transaction equity value of approximately $1.5 billion, and was the largest single financing in the cannabis sector to date.

The Adviser also manages Silver Spike Sponsor II, LLC and Silver Spike Sponsor III, LLC, which are the sponsors of Silver Spike Acquisition Corp. II and Silver Spike III Acquisition Corp., respectively. Silver Spike Acquisition Corp. II and Silver Spike III Acquisition Corp. are special purpose acquisition companies that completed their IPOs in March 2021 and May 2021, respectively, and neither have yet consummated a business combination.

In addition to our management team’s involvement with WM Technology, our management team has a history of success in the cannabis industry, including, but not limited, to:

•	Our Adviser’s CEO and founder, Scott Gordon, began investing in the cannabis health and wellness industry in 2013, and soon thereafter co-founded Egg Rock Holdings, LLC (“Egg Rock”). Egg Rock is the parent company of Papa & Barkley Essentials, LLC, a leading consumer-focused family of cannabis and CBD products. Mr. Gordon currently serves as a director of Egg Rock.

SILVER SPIKE INVESTMENT CORP.

The key principals and members of senior management and the Investment Committee of our Adviser are Scott Gordon, our Chief Executive Officer and our Adviser’s Partner and Chief Executive Officer, Greg Gentile, our Chief Financial Officer, Chief Compliance Officer and Secretary, and our Adviser’s Partner, President, Chief Financial Officer and Chief Compliance Officer, William Healy, our Adviser’s Partner and Head of Capital Formation, Frank Kotsen, CFA, our Adviser’s Partner and Head of Credit, Dino Colonna, CFA, our Adviser’s Partner and Credit Portfolio Manager and Umesh Mahajan, our Adviser’s Partner and Credit Portfolio Manager.

Cannabis Market Overview

The cannabis industry has experienced significant growth over the last several years. Canada legalized cannabis for adult use in 2018, and thirty-seven states, the District of Columbia and several territories, have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Nineteen of those states, the District of Columbia and several territories have also legalized cannabis for adults for non-medical purposes. The cannabis industry is amongst the fastest growing industries in the world. 2021 estimated U.S. state-legal cannabis retail sales reached $26.5 billion, up 31% year-over-year and is expected to reach approximately $57.4 billion by 2030.1 We believe continued legalization of cannabis and the normalization of cannabis and its many uses - therapeutic, recreational and general health and wellness, are creating an attractive opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry.

The transition of the cannabis and derivative products to a regulated and legal marketplace has been happening at a rapid pace over recent years, with full legalization in Canada (2018) and legislative momentum continuing to expand the U.S. market. There have been hundreds of businesses launched across various sub-sectors of the cannabis industry, many of which have raised significant amounts of capital, mainly from retail and family office investors, in both public and private markets. In addition, large multinational alcohol and tobacco companies have made strategic investments into the Canadian cannabis sector to diversify their core business while protecting against potential market share loss to cannabis.

Broadly speaking, the cannabis industry is still in its early stages, and we believe that businesses with strong management teams, deep operational expertise and financial acumen will thrive in this large and growing market. As cannabis markets continue to grow, there will be increased demand for capital on behalf of cannabis industry operators and ancillary companies serving the industry.

The cannabis capital markets, both credit and equity, are still currently dominated by small funds and family offices, which we believe lack the experience and capital to navigate such a dynamic and complex environment. Furthermore, the vast majority of banks and institutional investment funds are not lending to the cannabis industry, given the current regulatory environment, creating a void in the market for credit-based solutions.

Historically, cannabis firms have funded operations with equity, but as the industry matures and companies become more sensitive to equity dilution, we expect demand for credit-based solutions to increase. Market turbulence also added to the significant decrease in both debt and equity capital markets activity thus far in 2022.

The cannabis industry entered 2022 with a muted optimism from a partial or full federal reform perspective, but these hopes, once again, started to fade over the first few months of the year as progress seemed to stall among congressional leaders. These lowered expectations of federal reform, coupled with a significant sell-off in the public cannabis company stocks, has substantially decreased both equity and debt issuances, as well as merger and acquisition activity, in 2022.

Public and Private Cannabis Capital Raises:

Year	Equity	Debt
2018	$11.6bn	$2.5bn
2019	$8.1bn	$3.2bn
2020	$2.7bn	$1.7bn
2021	$7.2bn	$5.7bn
2022 (as of 05.27.22)	$1.2bn	$1.0bn
Source: Viridian Capital Advisors

Public and Private Cannabis Mergers and Acquisitions:

Year	Deals
2020	91
2021	314
2022 (as of 05.27.22)	92
Source: Viridian Capital Advisors

1 See equio.newfrontierdata.com/cannabis-dashboard/map/cannabis-market (last visited June 8, 2022).

SILVER SPIKE INVESTMENT CORP.

We expect overall capital markets activity to remain muted for the remainder of 2022, unless federal reform momentum increases, but do expect demand for credit-based solutions to pick up in the second half of the year, as companies prefer less dilutive forms of growth capital. The lack of competition and financing options for cannabis businesses is as stark as we have seen in recent years and has created an opportune environment for us to make attractive growth capital investments from an advantageous position – the ability to drive terms and enhance structural protections while capturing above average risk-adjusted returns.

Potential Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment, even with the economic shutdown resulting from the COVID-19 pandemic.

Limited Availability of Capital for Cannabis Companies. We believe that regulatory and structural changes in the market have generally reduced the amount of capital available to U.S. middle-market companies, and, specifically, to cannabis companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high-yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

Robust Demand for Debt and Equity Capital. We believe U.S.-based cannabis companies will continue to require access to debt capital to support growth, refinance existing debt, and finance acquisitions. We expect that private equity sponsors and entrepreneurs will continue to pursue acquisitions and leverage their equity investments with secured and unsecured loans provided by companies such as us.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, cannabis debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of direct lending also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe our expertise in credit selection and in investing in the cannabis industry provides a strong basis for success.

Conservative Capital Structures. Given the lack of credit deployed in the federally legal cannabis industry, companies have been almost exclusively funded with equity capital from entrepreneurs, family offices and, to a lesser extent, private equity firms. The significant amount of equity invested in companies in the industry should provide us with opportunities to lend to companies that have a larger percentage of equity as a percentage of their total capitalization than other middle-market companies. With more conservative capital structures, federally legal cannabis companies can have higher levels of cash flows available to service their debt. In addition, we expect federally legal cannabis companies to have simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, equity and equity-related securities. We believe that opportunities in loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Attractive Opportunities in Equity Investments. We believe that opportunities to invest in the equity of federally legal cannabis businesses are significant. We expect that our ability to identify emerging businesses and to provide credit to the industry will provide us with proprietary equity investment opportunities. Our management team’s experience investing in and operating businesses in the federally legal cannabis industry will help us identify high-quality businesses, and our management team’s expertise will be beneficial to our portfolio companies.

Business Strategy

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We will seek to capitalize on what we believe to be nascent cannabis industry growth and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We have adopted the following business strategy to achieve our investment objective.

SILVER SPIKE INVESTMENT CORP.

However, there can be no assurances that we will be able to successfully implement our business strategy and, as a result, meet our investment objective.

Our business strategy is to identify investment opportunities in businesses in the cannabis industry. All of our investments are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We believe that there is an opportunity to take advantage of a newly emerging industry, with a variety of established operators seeking access to capital and managerial expertise. We intend to leverage our team’s collective operating, technical, regulatory and legal expertise to build a strong business with competitive advantages to emerge as a leading public company in the space.

As the industry continues to transition to a new legislative and regulatory framework, we believe that many companies will need a partner that can assist in providing a level of operational and financial expertise to support their growth. Our team includes a variety of investment, operational and healthcare professionals who will provide operating, technical, regulatory and legal expertise to evaluate investment opportunities. Our team includes Scott Gordon, Gregory Gentile, Dino Colonna, Frank Kotsen and Umesh Mahajan, all of whom have extensive expertise in cannabis-related industries. Our team consists of professionals who have decades of experience in capital markets globally and have extensive scientific and medical knowledge of the plant and its many compounds, and includes entrepreneurs and founders of consumer-facing businesses.

Our plan is to leverage our management team’s networks of industry relationships, knowledge and experience to become the leading investor in the legal cannabis industry. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of investment opportunities.

Potential Competitive Advantages

We believe that our Adviser is one of only a select group of specialty lenders that has its depth of knowledge, experience, and track record in lending to businesses in the cannabis industry. Our other potential competitive advantages include:

Our Adviser has deep industry and operating expertise on its management team and advisory board. Our Adviser has the ability to tap into this expertise for each of our target investment opportunities. The expertise, knowledge and experience of these individuals allows them to understand and evaluate the business plans, products and financing needs of businesses in the cannabis industry.

Direct origination networks that benefit from relationships with entrepreneurs, business brokers and private equity firms. Our Adviser seeks to be the first contact for professionals focused on raising capital for businesses in the cannabis industry. Given the history of our Adviser’s management team and advisory board as operators and investors in the industry, they have established relationships with the major investment banks and business brokers in the industry. Our Adviser also focuses on sourcing investment opportunities from private equity and venture capital firms that have been active in the industry. Given our Adviser’s reputation in the industry, it also receives referrals directly from executive officers of businesses in the cannabis industry.

A dedicated staff of professionals covering investment origination and underwriting, as well as portfolio management functions. Our Adviser has a broad team of professionals focused on every aspect of the cannabis industry and the investment lifecycle. Our Adviser has an investment team that manages and oversees our investment process from identification of investment opportunity through negotiations of final term sheet and investment in a portfolio company. The team members serving our investment management and oversight functions have significant industry and operating experience.

Investment Criteria

Consistent with our business strategy, our Adviser has identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective investment opportunities. We intend to focus on businesses that we believe:

•      exhibit institutional-level operations and financial controls. We intend to identify businesses in the cannabis space that have leading relying infrastructure and operations to survive and excel in this dynamic industry;

•      have durable competitive advantages that are differentiated in the sector. We intend to invest in businesses that not only benefit from secular tailwinds in the industry, but also exhibit hard-to-replicate competitive advantages amongst their peers; and

•      are fundamentally sound with consistent operational performance and free cash flow generation. We expect to identify businesses that have historically exhibited profitability and strong cash flow generation. Our management team has a proven track record accelerating growth of companies with strong past performance.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular investment opportunity may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Investments

SILVER SPIKE INVESTMENT CORP.

We will seek to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. Interest is generally paid on a floating rate basis, often with a floor, on the LIBOR rate. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

We will seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. We will seek to limit the downside potential of our investments by negotiating covenants in connection with our investments that afford our portfolio companies flexibility in managing their businesses, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Investment Process

Investment Originations; New Opportunities Referred

We have a multi-channel sourcing strategy focused on entrepreneurs, venture capital firms, private equity firms and investment banks, as well as brokers who focus on our industry. We seek to interact directly with operating businesses owned and advised by these groups, and we typically negotiate investment terms directly with potential portfolio companies. We focus on businesses with strong management teams who have a successful history managing their companies. We have a nationwide network, and we have built relationships with these operators and investors. We have established SSC as a leading provider of financial solutions for the cannabis industry.

When a new investment opportunity is identified, a member of our investment team typically speaks with the prospective portfolio company to gather information about the business and its financing and capital needs. If, following this call, we see an opportunity as a potential fit with our investment strategy and criteria, we ask the prospective portfolio company to submit an information package, which includes detailed information regarding the portfolio company’s products or services, capitalization, customers, historical financial performance, and forward looking financial projections.

Once received, the portfolio company’s information package is then reviewed by our investment team and a summary investment memorandum is shared with our Adviser’s Investment Committee.

Preliminary Due Diligence and Executive Summary

The next phase of the due diligence process involves a structured call with the management team of the prospective portfolio company. A detailed discussion including a discussion of the prospective portfolio company’s products or services, market dynamics, business model, historical financial performance and projections, management team, existing investors and capital structure and debt. Following the management call, if the opportunity still appears to be worthy of consideration, an executive summary memorandum is prepared by the due diligence team for consideration and voting by our Adviser’s Investment Committee. The executive summary memorandum is distributed to the Investment Committee, and the deal terms for the investment are defined. If approved by the Investment Committee, we issue a term sheet to the prospective portfolio company.

Confirmatory Due Diligence and On-Site Meeting

If the term sheet offered by us is accepted by the prospective portfolio company, the process of obtaining additional confirmatory due diligence begins. The confirmatory due diligence process typically includes calls with the key constituents of the portfolio company, as well as key customers, suppliers, partners, or other stakeholders as may be deemed relevant by the due diligence team. Additional financial analysis is performed, in order to confirm the assumptions that were made prior to term sheet issuance. During this process, we will engage senior members of our investment team and advisory board to discuss industry dynamics and evaluate the business model of the portfolio company.

The final step in the confirmatory diligence process involves one or more on-site meetings, at which members of our due diligence team meet with the management team of the prospective portfolio company for a final review of the portfolio company’s financial performance and forward-looking plans. These meetings are typically held at the business offices of the portfolio company; however, occasionally the meeting will be held via video teleconference if travel to the portfolio company is not possible. One or more members of our Adviser’s Investment Committee will attend the on-site meeting, if possible.

Underwriting Report and Investment Committee Vote

Assuming that the confirmatory due diligence process reveals no issues that would cause the due diligence team to recommend against the proposed investment, the due diligence team prepares a final Investment Committee Memorandum, which is distributed to our Adviser’s Investment Committee. The Investment Committee then meets to discuss and review the investment terms regarding the proposed investment. Unanimous agreement of the Investment Committee is required to approve the transaction.

SILVER SPIKE INVESTMENT CORP.

Investment Management and Oversight

One or two members of the investment team will be responsible for monitoring the portfolio company. Beyond the dedicated portfolio management team, all of our management team members and investment professionals are typically involved at various times with our portfolio companies and investments. Our portfolio management team reviews our portfolio companies’ monthly or quarterly financial statements and compares actual results to the portfolio companies’ projections. Additionally, the portfolio management team may initiate periodic calls with the portfolio company’s venture capital partners and its management team, and may obtain observer rights on the portfolio company’s board of directors. Our management team and investment professionals anticipate potential problems by monitoring reporting requirements and having frequent calls with the management teams of our portfolio companies.

Underwriting

Underwriting Process and Investment Approval

We intend to make our investment decisions only after consideration of a number of factors regarding the potential investment, including but not limited to: (i) historical and projected financial performance; (ii) company- and industry-specific characteristics, such as strengths, weaknesses, opportunities and threats; (iii) composition and experience of the management team; and (iv) track record of the private equity sponsor leading the transaction. Our Adviser will use a proprietary scoring system to evaluate each opportunity. This methodology will be employed to screen a high volume of potential investment opportunities on a consistent basis.

If an investment is deemed appropriate to pursue, a more detailed and rigorous evaluation is made along a variety of investment parameters, not all of which may be relevant or considered in evaluating a potential investment opportunity. The following outlines the general parameters and areas of evaluation and due diligence we intend to utilize for investment decisions, although not all factors will necessarily be considered or given equal weighting in the evaluation process.

Management Assessment

Our Adviser makes an in-depth assessment of the management team, including evaluation along several key metrics:

•	The number of years in their current positions;

•	Track record;

•	Industry experience;

•	Management incentive, including the level of direct investment in the enterprise;

•	Background investigations; and

•	Completeness of the management team (lack of positions that need to be filled).

Industry Dynamics

An evaluation of the industry is undertaken by our Adviser that considers several factors. If considered appropriate, industry experts will be consulted or retained. The following factors are analyzed by our Adviser:

•	Sensitivity to economic cycles;

•	Competitive environment, including number of competitors, threat of new entrants or substitutes;

•	Fragmentation and relative market share of industry leaders;

•	Growth potential; and

•	Regulatory and legal environment.

Business Model and Financial Assessment

Prior to making an investment decision, our Adviser undertakes a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of and reliance upon the due diligence performed by the private equity sponsor and third-party experts including accountants and consultants. Areas of evaluation include:

•	Historical and projected financial performance;

•	Quality of earnings, including source and predictability of cash flows;

•	Customer and vendor interviews and assessments;

•	Potential exit scenarios, including probability of a liquidity event;

SILVER SPIKE INVESTMENT CORP.

•	Internal controls and accounting systems; and

•	Assets, liabilities and contingent liabilities.

Private Equity Sponsor

Among the most critical due diligence investigations is the evaluation of the private equity sponsor making the investment. A private equity sponsor is typically the controlling stockholder upon completion of an investment and as such is considered critical to the success of the investment. The private equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

Portfolio Management

Involvement in our Portfolio Companies

As a BDC, we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we seek investments where such assistance is appropriate. However, we limit the offered (and any provided) assistance to services that would generally help any business operate in legal compliance and with good corporate governance. We do not offer any services that could be construed as assisting a borrower to grow, manufacture, or sell cannabis. The services are limited to: assistance relating to accounting and financial reporting best practices; assistance relating to tax planning and preparation; recommendations on accounting and financial reporting technology and operating systems, and assistance in negotiating with vendors and licensors of such technology; providing analyses of existing financing arrangements, assistance in negotiating additional debt financing or restructuring existing debt financing, and introductions to banks and other sources of capital; advice with respect to corporate best practices and corporate governance, including advice with respect to board structure and governance and implementing corporate codes of ethics and guidelines for transactions with related parties; assistance in preparing a portfolio company to become a public company, including guidance on public company accounting and financial reporting standards; assistance in corporate insurance planning, including analyses of appropriate coverage levels and insurance terms, and negotiating with insurance providers; assistance with human resources best practices; legal counsel referrals; and guidance on cash management.

We also monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including, but not limited to, the following:

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies;

•	Periodic and regular contact with portfolio company management to discuss financial position requirements and accomplishments;

•	Attendance at board meetings;

•	Periodic formal update interviews with portfolio company management and, if appropriate, the private equity sponsor; and

•	Assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan.

Rating Criteria

In addition to various risk management and monitoring tools, we will use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

•	Investments rated 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable.

•	Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.

SILVER SPIKE INVESTMENT CORP.

•	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition.

•	Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due).

•	Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will undertake more aggressive monitoring of the affected portfolio company. While our investment rating system will identify the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that we perform. The frequency of our monitoring of an investment will be determined by a number of factors, including but not limited to the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.

Valuation of Portfolio Investments and NAV Determinations

We will generally invest in illiquid loans issued by private middle-market companies. All of our investments are recorded at fair value as determined in good faith by our Board of Directors.

Authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

Investment transactions are recorded on the trade date at fair value. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. We record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the statements of operations.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board of Directors, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board of Directors.

As part of the valuation process, the Board of Directors takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board of Directors considers whether the pricing indicated by the external event corroborates its valuation. The Board of Directors undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

•	With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;

•	The Audit Committee reviews the valuation recommendations and recommends values for each investment to

SILVER SPIKE INVESTMENT CORP.

the Board of Directors; and

•	The Board of Directors reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected previously.

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which is intended to address valuation practices and the role of the board of directors with respect to the fair value of the investments of a registered investment company or business development company. Among other things, Rule 2a-5 will permit a fund’s board to designate the fund’s primary investment adviser to perform the fund’s fair value determinations, which will be subject to board oversight and certain reporting and other requirements intended to ensure that the board receives the information it needs to oversee the investment adviser’s fair value determinations. Compliance with Rule 2a-5 will not be required until September 2022. We continue to review Rule 2a-5 and its impact on our valuation policies and related practices.

Quarterly NAV Determination

We will determine the NAV per share of our common stock on a quarterly basis. The NAV per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities will include amounts which we have accrued under our Investment Advisory Agreement, including the management fee, Incentive Fee on Income and Incentive Fee on Capital Gains, the latter of which will be accrued based upon the cumulative realized and unrealized capital appreciation in our portfolio.

Determinations in Connection with Certain Offerings

In connection with certain future offerings of shares of our common stock, our Board of Directors will be required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock, exclusive of any distributing commission or discount (which net asset value shall be determined as of a time within 48 hours, excluding Sundays and holidays, next preceding the time of such determination). Our Board of Directors will consider the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC;

SILVER SPIKE INVESTMENT CORP.

•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed net asset value of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and

•	the magnitude of the difference between (i) a value that our Board of Directors has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) net asset value of our common stock, which is based upon the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

Moreover, to the extent that there is a possibility that we may (i) issue share of common stock at a price per share below the then current net asset value per share at the time at which the sale is made or (ii) trigger the undertaking (which we provide in certain registration statements we file with the SEC) to suspend the offering of shares of our common stock if the net asset value per share fluctuates by certain amounts in certain circumstances until the prospectus is amended, our Board of Directors will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value per share of common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value per share, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value per share to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

Competition

We will compete for investments with a number of investment funds (including private equity funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.

We believe that some of our competitors make loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure —We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any employees. The day-to-day management of our investment portfolio is primarily the responsibility of our Adviser and its Investment Committee, which currently consists of Scott Gordon, our Chief Executive Officer and our Adviser’s Partner and Chief Executive Officer, Greg Gentile, our Chief Financial Officer, Chief Compliance Officer and Secretary, and our Adviser’s Partner, President, Chief Financial Officer and Chief Compliance Officer, William Healy, our Adviser’s Partner and Head of Capital Formation, Frank Kotsen, CFA, our Adviser’s Partner and Head of Credit, Dino Colonna, CFA, our Adviser’s Partner and Credit Portfolio Manager, Umesh Mahajan, our Adviser’s Partner and Credit Portfolio Manager and Derek Jeong, our Advisor's Credit Portfolio Manager. See “—Investment Advisory Agreement.”

We will reimburse our administrator, SSC, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an Administration Agreement, including our allocable portion of the costs of compensation of our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). See “—Administration Agreement.”

Investment Personnel

The members of our Adviser’s Investment Committee will not be employed by us, and will receive no compensation from us in connection with their portfolio management activities. The Investment Committee members receive compensation that includes an annual base salary, an annual individual performance bonus, and a portion of the incentive fee or carried interest earned in connection with their services. Certain Investment Committee members, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Certain investments may be appropriate for us and affiliates of our Adviser, and the members of our Adviser’s Investment Committee could face conflicts of interest in the allocation of investment opportunities between such entities.

Below are the biographies for the Investment Committee members.

SILVER SPIKE INVESTMENT CORP.

•	Scott Gordon. Mr. Gordon has served as the Chairperson of our Board of Directors and our Chief Executive Officer since our inception. Mr. Gordon is the founder and Chief Executive Officer of Silver Spike Capital, an investment platform dedicated to the cannabis industry that includes our Adviser. Prior to founding Silver Spike Capital, Mr. Gordon had been the co-founder and chairman of Egg Rock Holdings, LLC (“Egg Rock”), the parent company of the Papa & Barkley family of cannabis products, with related subsidiary assets in manufacturing, processing, and logistics. Egg Rock also is the parent company of Papa & Barkley Essentials, a hemp-derived CBD business based in Colorado. From 2016 to 2018, Mr. Gordon was also President of Fintech Advisory Inc., the investment manager for a multi-billion dollar family office fund focused on long-term and opportunistic investments in emerging markets. From late 2013 to 2016, Mr. Gordon served as a Portfolio Manager at Taconic Capital Advisors, a multi-strategy investment firm. Prior to joining Taconic, Mr. Gordon was a Partner and Portfolio Manager at Caxton Associates from 2009 to 2012. He was also a Senior Managing Director and Head of Emerging Markets at Marathon Asset Management from 2007 to 2009. Earlier in his career, Mr. Gordon held leadership positions at Bank of America and ING Capital. Mr. Gordon was a founding member of the Emerging Markets business at JP Morgan where he worked upon graduating from Bowdoin College in 1983.

Mr. Gordon is Chairperson of the Board of Directors and Chief Executive Officer of Silver Spike Acquisition Corp. and Silver Spike Acquisition Corp. II, each a blank check company whose sponsor is an affiliate of our Adviser. On June 16, 2021, Silver Spike Acquisition Corp. consummated a business combination with WM Holding Company, LLC, which operates Weedmaps, a leading online listings marketplace for cannabis consumers and businesses, and WM Business, a comprehensive SaaS subscription offering sold to cannabis retailers and brands. In connection with the transaction, Silver Spike Acquisition Corp. changed its name to WM Technology, Inc.

•	Gregory Gentile. Mr. Gentile has served as our Chief Financial Officer, Chief Compliance Officer and Secretary since our inception. Mr. Gentile also serves as Partner, President, Chief Financial Officer and Chief Compliance Officer of our Adviser, and Chief Financial Officer of Silver Spike Acquisition Corp. II. From 2019 to June 2021, Mr. Gentile also served as Chief Financial Officer of Silver Spike Acquisition Corp. Prior to joining our Adviser, Mr. Gentile was Chief Executive Officer of GMG Investment Advisors, LLC, an investment management company, from 2010 to 2018. From 2008 to 2009, Mr. Gentile served as Managing Director of Barclays Capital, an investment bank. Prior to joining Barclays Capital, Mr. Gentile was a Managing Director at Lehman Brothers, where he was employed from 1997 until 2008. Mr. Gentile received a bachelor’s degree in management from the Massachusetts Institute of Technology, where he graduated in 1997.

•	Dino Colonna, CFA. Mr. Colonna, our Adviser’s Partner and Credit Portfolio Manager, will be primarily responsible for the day-to-day management of our investment portfolio. Since 2001, Mr. Colonna has managed traditional and alternative investment portfolios, and advised corporations and institutional investors across the global capital markets. Prior to joining the Adviser, Mr. Colonna was managing partner at Madison Capital Advisors, a middle-market asset-backed lending and advisory firm focused on emerging growth companies in the cannabis, life sciences and tech sectors. Prior to Madison Capital Advisors, Mr. Colonna spent four years as an investment banker at the top-ranked Equity Capital Markets team at Barclays in London, and six years as a senior research analyst at Forest Investment Management, a global multi-strategy hedge fund. With Barclays, he advised on and structured over $8 billion of equity, derivative and debt transactions, and while at Forest Investment Management, he specialized in credit and equity research, and was part of the portfolio management team managing an over $500 million multi-strategy portfolio. Mr. Colonna holds a CFA Charter, a B.S.B.A. from the University of Delaware and an international M.B.A. from ESADE Business School (Spain).

•	William Healy. Mr. Healy, our Adviser’s Partner and Head of Capital Formation, will be primarily responsible for the day-to-day management of our investment portfolio. Since 1986, Mr. Healy has advised and covered institutional clients in a variety of roles spanning corporate finance, investment management, and investment banking in London, Brazil, and New York. Prior to joining the Adviser, he was President of Pantera Capital Management, a blockchain venture capital manager, from 2018 to May 2019. From 1998 to 2016, Mr. Healy managed several hedge fund and private equity dedicated institutional sales teams at Deutsche Bank and the firm’s wealth and asset management division. He began his career with The Chase Manhattan Bank based in London, Brazil, and New York where he advised multinational corporations on cross-border funding of their Latin America-domiciled operations. From 1993 to 1998, he formed and managed the ING Barings emerging markets institutional debt sales team where he covered clients and often traveled to Latin America, Europe, and Asia to structure, price, and pre-market many of the firm’s capital markets transactions. Mr. Healy received a BA, International Business from The George Washington University, Washington DC. He is multi-lingual (English, Spanish, and Portuguese) and a Chartered Alternative Investment Analyst Association (CAIA) member. Mr. Healy also serves as a member of the board of directors and president of Silver Spike Acquisition Corp. II and, from 2019 to June 2021, served as a member of the board of directors and president of Silver Spike Acquisition Corp.

•	Frank Kotsen, CFA. Mr. Kotsen, our Adviser’s Partner and Credit Portfolio Manager, will be primarily responsible for the day-to-day management of our investment portfolio. Prior to joining the Adviser, Mr. Kotsen spent nearly 24

SILVER SPIKE INVESTMENT CORP.

years at Merrill Lynch and Bank of America Securities in various roles in credit trading and management. Most recently, Mr. Kotsen ran Global Credit and Special Situations at Bank of America Securities, the largest global sell-side credit trading business, from 2014 to January 2020, where he, in addition to other initiatives, helped build a multi-billion dollar credit asset lending business. Prior to his work on Wall Street and earning an MBA, Mr. Kotsen worked as a senior consultant in Oracle Corporation’s Consulting Group, providing large-scale technology solutions to various industries with a focus on the pharmaceutical industry.  Prior to his role at Oracle, Mr. Kotsen worked as a management consulting analyst where he provided strategic analysis and advice to several Fortune 100 corporations. Mr. Kotsen earned an undergraduate Bachelor of Science in Engineering in Civil Engineering and Operations Research from Princeton University, and earned an MBA from The Wharton School of the University of Pennsylvania where he graduated as a Palmer Scholar.

•	Umesh Mahajan. Mr. Mahajan, our Adviser’s Credit Portfolio Manager, will be primarily responsible for the day-to-day management of our investment portfolio. Prior to joining the Adviser, Mr. Mahajan was a Managing Director for four years at Ascribe Capital, a credit fund focused on value investing in middle market companies. From September 2003 to August 2016, Mr. Mahajan worked at Merrill Lynch and Bank of America in various roles in their Global Markets and Investment Banking divisions in New York. He specialized in credit and special situation investing as a Managing Director in the Global Credit and Special Situations group at Bank of America Securities and as a Vice President in the Principal Credit Group at Merrill Lynch. Mr. Mahajan also worked in Merrill Lynch’s energy and power investment banking group for two years. From 1994 to 2001, Mr. Mahajan worked in J.P. Morgan’s investment banking team in Asia. Mr. Mahajan holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology, Bombay and an MBA from The Wharton School of the University of Pennsylvania where he graduated as a Palmer Scholar. Mr. Mahajan also holds a Certificate in ESG Investing from the CFA Institute.

SILVER SPIKE INVESTMENT CORP.

Investment Advisory Agreement

Management Services

Silver Spike Capital, LLC will manage the Company and oversee all of its operations. SSC is registered as an investment adviser under the Advisers Act. Our Adviser serves pursuant to the Investment Advisory Agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory Agreement, our Adviser will:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determine what securities and other assets we purchase, retain or sell;

•	identify, evaluate and negotiate the structure of the investments we make;

•	execute, monitor and service the investments we make;

•	perform due diligence on prospective portfolio companies; and

•	provide us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds, including providing operating and managerial assistance to us and our portfolio companies as required.

From time to time, the Adviser may pay amounts owed by us to third-party providers of goods or services, including the Board of Directors, and we will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Our Adviser’s services under the Investment Advisory Agreement are not exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management Fee

We will pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to our Adviser and any incentive fees payable to our Adviser will ultimately be borne by our common stockholders.

Base Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash and cash equivalents (as defined in the notes to our financial statements). The fair value of derivatives and swaps, which will not necessarily equal the notional value of such derivatives and swaps, will be included in our calculation of gross assets. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed quarters. For example, the average value of our gross assets used for calculating the third quarter base management fee will be equal to our gross assets at the end of the second quarter plus our gross assets at the end of the third quarter, divided by two. The base management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter, as the case may be.

Incentive Fee

The incentive fee has two parts. The first part of the incentive fee, the Incentive Fee on Income, is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies, (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with SSC, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received and may never receive in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 1.75% per quarter (7% annualized), subject to a

SILVER SPIKE INVESTMENT CORP.

“catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate the Incentive Fee on Income is also included in the amount of our gross assets used to calculate the 1.75% base management fee. The operation of the Incentive Fee on Income with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	No Incentive Fee on Income is payable to the Adviser in any quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the “hurdle rate” of 1.75%;

•	100% of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the “hurdle rate,” but is less than or equal to 2.19% in any quarter (8.76% annualized), will be payable to the Adviser. We refer to this portion of our Incentive Fee on Income as the catch up. It is intended to provide an Incentive Fee on Income of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income exceeds 2.19% in any quarter;

•	For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.19%, the Incentive Fee on Income shall equal 20% of the amount of our Pre-Incentive Fee Net Investment Income, because the preferred return and catch up will have been achieved; and

•	For purposes of computing the Incentive Fee on Income, the calculation methodology will look through derivatives or swaps as if we owned the reference assets directly. Therefore, net interest income, if any, associated with a derivative or swap (which is defined as the difference between (i) the interest income and transaction fees received in respect of the reference assets of the derivative or swap and (ii) all interest and other expenses paid by us to the derivative or swap counterparty) will be included in the calculation of Pre-Incentive Fee Net Investment Income for purposes of the Incentive Fee on Income.

The following is a graphical representation of the calculation of the Incentive Fee on Income:

Quarterly Incentive Fee on Income Based on Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to SSC

The second part of the incentive fee, the Incentive Fee on Capital Gains, payable at the end of each fiscal year (or upon termination of the Investment Advisory Agreement) in arrears, equals 20% of cumulative realized capital gains from inception to the end of each fiscal year, less cumulative realized capital losses and unrealized capital depreciation from inception to the end of each fiscal year, less the aggregate amount of any previously paid Incentive Fees on Capital Gains for prior periods. In no event will the Incentive Fee on Capital Gains payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof. The Incentive Fee on Capital Gains determined at the end of our first fiscal year will be calculated for a period shorter than 12 months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.

For purposes of computing the Incentive Fee on Capital Gains, the calculation methodology will look through derivatives or swaps as if we owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in the calculation of the Incentive Fee on Capital Gains.

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the Incentive Fee on Capital Gains, as required by U.S. GAAP, we accrue Incentive Fees on Capital Gains on unrealized gains. This accrual reflects the Incentive Fees on Capital Gains that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee on Capital Gains with respect to unrealized gains unless and until such gains are actually realized.

Example 1: Incentive Fee on Income for Each Quarter

Scenario 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

SILVER SPIKE INVESTMENT CORP.

Hurdle rate(1) = 1.75%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 0.6125%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate; therefore, there is no Incentive Fee on Income.

Scenario 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.65%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 2.0125%

Incentive Fee on Income = 100% × Pre-Incentive Fee Net Investment Income (subject to hurdle rate and “catch up”)(3)

= 100% × (2.0125% – 1.75%)

= 0.2625%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision; therefore, the Incentive Fee on Income is 0.2625%.

Scenario 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.25%

Hurdle rate(1) = 1.75%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 2.6125%

Incentive Fee on Income = 100% × Pre-Incentive Fee Net Investment Income (subject to hurdle rate and “catch-up”)(3)

Incentive Fee on Income = 100% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income – 2.19%))

Catch-up = 2.19% – 1.75%

= 0.44%

Incentive Fee on Income = (100% × 0.44%) + (20% × (2.6125% – 2.19%))

= 0.44% + (20% × 0.4225%)

= 0.44% + 0.0845%

SILVER SPIKE INVESTMENT CORP.

= 0.5245%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision; therefore, the Incentive Fee on Income is 0.5245%.

(1)	Represents 7% annualized hurdle rate.

(2)	Represents 1.75% annualized base management fee.

(3)	The “catch-up” provision is intended to provide our Adviser with an Incentive Fee on Income of 20% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.19% in any quarter.

Example 2: Incentive Fee on Capital Gains(*):

Scenario 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and $30 million investment made in Company B (“Investment B”)

Year 2:	Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

Year 3:	FMV of Investment B determined to be $25 million

Year 4:	Investment B sold for $31 million

The Incentive Fee on Capital Gains would be:

Year 1:	None

Year 2:	Incentive Fee on Capital Gains of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3:	None — $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (Incentive Fee on Capital Gains paid in Year 2)

Year 4:	Incentive Fee on Capital Gains of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (Incentive Fee on Capital Gains paid in Year 2)

Scenario 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2:	Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3:	FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4:	FMV of Investment B determined to be $24 million

Year 5:	Investment B sold for $20 million

The Incentive Fee on Capital Gains, if any, would be:

Year 1:	None

Year 2:	$5 million Incentive Fee on Capital Gains — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

SILVER SPIKE INVESTMENT CORP.

Year 3:	$1.4 million Incentive Fee on Capital Gains(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5 million (Incentive Fee on Capital Gains paid in Year 2)

Year 4:	None

Year 5:	None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative Incentive Fees on Capital Gains paid in Year 2 and Year 3)(2)

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)	As illustrated in Year 3 of Scenario 2 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate Incentive Fees on Capital Gains that are more than the amount of such fees that would be payable if we had been wound up on our fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate Incentive Fees on Capital Gains received by our Adviser ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by SSC in performing its obligations under the Administration Agreement. Our investment management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	the cost of our organization and offerings;

•	the cost of calculating our NAV, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees and expenses payable under any underwriting agreements, if any;

•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;

•	expenses, including travel expenses, incurred by the Adviser, or members of the investment team, or payable to third-parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	management and incentive fees payable pursuant to the Investment Advisory Agreement;

•	fees payable to third-parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	costs, including legal fees, associated with compliance under cannabis laws;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at industry and investor conferences and similar events);

•	federal and state registration fees;

SILVER SPIKE INVESTMENT CORP.

•	any exchange listing fees and fees payable to rating agencies;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	cost of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing;

•	the cost of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	brokerage commissions and other compensation payable to brokers or dealers;

•	research and market data;

•	fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing and staff;

•	fees and expenses associated with independent audits, and outside legal and consulting costs;

•	costs of winding up;

•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

•	extraordinary expenses (such as litigation or indemnification); and

•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

Duration and Termination

The Investment Advisory Agreement was first approved by our Board of Directors on July 7, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from its initial approval, and from year-to-year thereafter, if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons.

The Investment Advisory Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board of Directors or the stockholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, our Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Organization of Our Investment Adviser

Our Adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 600 Madison Avenue, 17th Floor, New York, NY 10022.

SILVER SPIKE INVESTMENT CORP.

Board of Directors’ Approval of the Investment Advisory Agreement

On July 7, 2021, our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company, approved the Investment Advisory Agreement for an initial term of two years. In its consideration of the approval of the Investment Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

●	the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;

●	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

●	the Company’s projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

●	any existing and potential sources of indirect income to the Adviser from its relationships with the Company and the profitability of those relationships;

●	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and

●	the organizational capability and financial condition of the Adviser and its affiliates.

Based on the information reviewed and related discussions, our Board of Directors concluded that the fees payable to the Adviser pursuant to the Investment Advisory Agreement were reasonable in relation to the services to be provided. Our Board of Directors did not assign relative weights to the above factors or the other factors considered by it. In addition, our Board of Directors did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of our Board of Directors may have given different weights to different factors.

Administration Agreement

We have entered into an Administration Agreement with SSC, under which SSC will provide administrative services for us, including office facilities and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the Administration Agreement, SSC also will perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, SSC will assist us in determining and publishing our NAV, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. In addition, pursuant to the terms of the Administration Agreement, SSC may delegate its obligations under the Administration Agreement to an affiliate or to a third-party and we will reimburse SSC for any services performed for it by such affiliate or third-party.

For providing these services, facilities and personnel, we will reimburse SSC the allocable portion of overhead and other expenses incurred by SSC in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our CFO and CCO and their respective staffs (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). The Administration Agreement also provides that we shall reimburse SSC for certain organization costs incurred prior to the commencement of our operations, and for certain offering costs. Such reimbursement is at cost, with no profit to, or markup by, SSC. Our allocable portion of SSC’s costs will be determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which SSC provides administrative services. SSC may also provide on our behalf managerial assistance to our portfolio companies.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, SSC and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the Administration Agreement or otherwise as our administrator.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from its initial approval, and from year-to-year thereafter, if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may be terminated at any time, without the payment of any penalty,

SILVER SPIKE INVESTMENT CORP.

on 60 days’ written notice, by the vote of a majority of our outstanding voting securities, or by the vote of the Board of Directors, or by SSC.

In accordance with the Administration Agreement, and with the approval of the Board of Directors, the Company and SSC have entered into a services agreement with SS&C as sub-administrator (the “Services Agreement”). Under the Services Agreement, SS&C has assumed responsibility for performing certain administrative services for us.

License Agreement

We have also entered into a license agreement with SSC pursuant to which SSC has agreed to grant us a nonexclusive, royalty-free license to use the name “Silver Spike.” Under this agreement, we will have a right to use the “Silver Spike” name, for so long as SSC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Silver Spike” name.

Material Conflicts of Interest

Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, SSC presently serves as a manager to several special purpose acquisition companies, or SPACs.  These investment vehicles under management were formed for the purpose of investing in specific private equity transactions, which differ from our mandate.  SSC and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole or in part, to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, could amplify this conflict of interest.

To the extent an investment opportunity is appropriate for us or any other investment fund managed by our affiliates, and co-investment is not possible, SSC will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity.  Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser.

The 1940 Act prohibits us from making certain negotiated co-investments with affiliates, unless we receive an order from the SEC permitting us to do so. SSC and certain of its affiliates expect to submit an exemptive application to the SEC to permit us to co-invest with other funds managed by SSC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be submitted or obtained. Prior to receiving any such exemptive order from the SEC, SSC will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, policies and strategies and other relevant factors. These offers will be subject to the exception that, in accordance with SSC’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by SSC and its affiliates.

SSC’s policies are also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other accounts managed by our Adviser and its affiliates. Generally, under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund, which may vary based on asset class and liquidity, among other factors, will be offered to us and such other eligible accounts, as determined by SSC. The investment allocation policy further provides that allocations among us and other eligible accounts will generally be made in accordance with SEC interpretive positions or an exemptive order. SSC seeks to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.

SILVER SPIKE INVESTMENT CORP.

No action will be required on the part of a registered stockholder to have their cash distributions reinvested in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying ALPS Fund Services, Inc., the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than three days prior to the distribution payment date for distributions to stockholders (the “Payment Date”). Those stockholders whose shares are held by a broker or other financial intermediary may receive distributions in cash by notifying their broker or other financial intermediary of their election. If the stockholder request is received less than three days prior to the Payment Date, then that distribution will be reinvested. However, all subsequent distributions to the stockholder will be paid out in cash.

With respect to each distribution, the Board of Directors reserves the right to either issue new shares or purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. If newly issued shares are used to implement the plan and the most recently computed NAV per share exceeds the market price per share on the Payment Date, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Stock Market on the Payment Date, or if no sale is reported for such day, the average of the reported bid and ask prices. If newly issued shares are used to implement the plan and the market price per share on the Payment Date exceeds the most recently computed NAV per share, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the greater of (i) the most recently computed NAV per share and (ii) 95% of the market price per share (or such lesser discount to the market price per share that still exceeds the most recently computed NAV per share) at the close of regular trading on the Nasdaq Stock Market on the Payment Date, or, if no sale is reported for such day, the average of the reported bid and ask prices. For example, if the most recently computed NAV per share is $15.00 and the market price per share on the Payment Date is $14.00, we will issue shares at $14.00 per share. If the most recently computed NAV per share is $15.00 and the market price per share on the Payment Date is $16.00, we will issue shares at $15.20 per share (95% of the market price per share on the Payment Date). If the most recently computed NAV per share is $15.00 and the market price per share on the Payment Date is $15.50, we will issue shares at $15.00 per share, as the most recently computed NAV per share is greater than 95% of the market price per share on the Payment Date ($14.73 per share). If shares are purchased in the open market to implement the plan, the number of shares to be issued to a stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by the weighted average price per share, excluding any brokerage charges or other charges, of all shares purchased by the plan administrator in the open market in connection with the distribution.

Stockholders who receive distributions in the form of our stock generally are subject to the same federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash; however, since their cash distributions will be reinvested, such stockholders will not receive cash with which to pay any applicable taxes on reinvested distributions. A stockholder’s basis for determining gain or loss upon the sale of our stock received in a distribution from us will be equal to the fair market value of the stock so distributed to the stockholder at the time of the distribution. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the stockholder’s account.

There will be no brokerage charges or other charges for dividend reinvestment to stockholders who participate in the plan. We will pay the plan administrator’s fees under the plan.

Participants may terminate their accounts under the plan by notifying our administrator by mail at 600 Madison Avenue, 17th Floor, New York, NY 10022, or by calling our administrator at (212) 905-4923.

We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us. All correspondence concerning the plan should be directed to our administrator by mail at 600 Madison Avenue, 17th Floor, New York, NY 10022, or by telephone at (212) 905-4923.

Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We expect to remain an emerging growth company for up to five years following the completion of our IPO or until the earliest of:

●	the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion;

●	the last day of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of the shares of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months; or

SILVER SPIKE INVESTMENT CORP.

●	the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

Business Development Company Regulations

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

As a BDC, we will not generally be permitted to invest in any portfolio company in which our Adviser or any of its affiliates currently have an investment or to make any co-investments with our Adviser or its affiliates without an exemptive order from the SEC. SSC expects to submit an exemptive application to the SEC to permit us to co-invest with other funds managed by SSC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company that we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

SILVER SPIKE INVESTMENT CORP.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is substantially similar to a secured loan) involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Under a 150% asset coverage ratio a BDC may borrow $2 for investment purposes of every $1 of investor equity. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding).

In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations that will govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth” and “Risk Factors — Risks Relating to Our Use of Leverage and Credit Facilities — If we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.”

Exclusion from CFTC Regulation

CFTC Rule 4.5 permits investment advisers to BDCs to claim an exclusion from the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) with respect to a fund, provided certain requirements are met. In order to permit our Adviser to claim this exclusion with respect to us, we must limit our transactions in certain futures, options on futures and swaps deemed “commodity interests” under CFTC rules (excluding transactions entered into for “bona fide hedging purposes,” as defined under CFTC regulations) such that either: (i) the aggregate initial margin and premiums required to establish such futures, options on futures and swaps do not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions; or (ii) the aggregate net notional value of such futures, options on

SILVER SPIKE INVESTMENT CORP.

futures and swaps does not exceed 100% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions. In addition to meeting one of the foregoing trading limitations, we may not market ourself as a commodity pool or otherwise as a vehicle for trading in the futures, options or swaps markets. Accordingly, we are not subject to regulation under the CEA or otherwise regulated by the CFTC. If the Adviser was unable to claim the exclusion with respect to us, the Adviser would become subject to registration and regulation as a commodity pool operator, which would subject the Adviser and us to additional registration and regulatory requirements and increased operating expenses.

Common Stock

We will not generally be able to issue and sell our common stock at a price below NAV per share. We will, however, be able to sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations that will govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the Adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The codes of ethics are available on the EDGAR Database on the SEC’s Internet site at www.sec.gov and are available at our corporate governance webpage at ssic.silverspikecap.com.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our CCO is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. The guidelines are reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of our Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

Our Adviser will vote proxies relating to our portfolio securities in the best interest of our stockholders. Our Adviser will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. Although our Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our Adviser will be made by the officers who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, our Adviser will require that: (a) anyone involved in the decision-making process disclose to our Adviser’s CCO any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

SILVER SPIKE INVESTMENT CORP.

Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Silver Spike Investment Corp., 600 Madison Avenue, 17th Floor, New York, NY 10022.

Other

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

None of our investment policies are fundamental, and thus may be changed without stockholder approval.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We will be subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we will be subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.

The Sarbanes-Oxley Act will require us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

The Nasdaq Stock Market Corporate Governance Regulations

The Nasdaq Stock Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations applicable to BDCs.

Material U.S. Federal Income Tax Considerations

The following is a description of the material U.S. federal income tax consequences of owning and disposing of shares of our common stock. The discussion below provides general tax information relating to an investment in our shares, but it does not purport to be a comprehensive description of all the U.S. federal income tax considerations that may be relevant to a particular person’s decision to invest in our shares. This discussion does not describe all of the tax consequences that may be relevant in light of the particular circumstances of a beneficial owner of shares, including alternative minimum tax consequences, Medicare contribution tax consequences and tax consequences applicable to beneficial owners subject to special rules, such as:

•	certain financial institutions;

•	regulated investment companies;

•	real estate investment trusts;

•	dealers or traders in securities that use a mark-to-market method of tax accounting;

•	persons holding shares of our common stock as part of a straddle, wash sale, conversion transaction or integrated transaction or persons entering into a constructive sale with respect to the shares;

•	U.S. Holders (as defined below) whose functional currency for U.S. federal income tax purposes is not the U.S. dollar;

SILVER SPIKE INVESTMENT CORP.

•	entities classified as partnerships or otherwise treated as pass-through entities for U.S. federal income tax purposes;

•	certain former U.S. citizens and residents and expatriated entities;

•	tax-exempt entities, including an “individual retirement account” or “Roth IRA”; or

•	insurance companies.

If an entity that is classified as a partnership for U.S. federal income tax purposes holds shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding shares and partners in such partnerships should consult their tax advisers as to the particular U.S. federal income tax consequences of holding and disposing of our shares in light of their specific circumstances.

The following discussion applies only to an owner of shares that (i) is treated as the beneficial owner of such shares for U.S. federal income tax purposes and (ii) holds such shares as capital assets.

This discussion is based on the Code, administrative pronouncements, judicial decisions, and final, temporary and proposed Treasury regulations all as of the date hereof, any of which is subject to change, possibly with retroactive effect.

You are urged to consult your tax adviser with regard to the application of the U.S. federal income tax laws to your particular situation, as well as any tax consequences arising under U.S. federal tax laws other than U.S. federal income tax laws and the laws of any state, local or non-U.S. taxing jurisdiction.

Taxation as a Regulated Investment Company

We intend to qualify as a regulated investment company under Subchapter M of the Code (a “RIC”) in the current and future taxable years. Assuming that we so qualify and that we satisfy the distribution requirements described below, we generally will not be subject to U.S. federal income tax on income distributed in a timely manner to shareholders.

To qualify as a RIC for any taxable year, we must, among other things, satisfy both an income test and an asset diversification test for such taxable year. Specifically, (i) at least 90% of our gross income for such taxable year must consist of dividends; interest; payments with respect to certain securities loans; gains from the sale or other disposition of stock, securities or foreign currencies; other income (including, but not limited to, gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies; and net income derived from interests in “qualified publicly traded partnerships” (such income, “Qualifying RIC Income”) and (ii) our holdings must be diversified so that, at the end of each quarter of such taxable year, (a) at least 50% of the value of our total assets is represented by cash and cash items, securities of other RICs, U.S. government securities and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not greater than 10% of the outstanding voting securities of such issuer and (b) not more than 25% of the value of our total assets is invested (x) in the securities (other than U.S. government securities or securities of other RICs) of any one issuer or of two or more issuers that we control and that are engaged in the same, similar or related trades or businesses or (y) in the securities of one or more “qualified publicly traded partnerships.” A “qualified publicly traded partnership” is generally defined as an entity that is treated as a partnership for U.S. federal income tax purposes if (i) interests in such entity are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof and (ii) less than 90% of such entity’s gross income for the relevant taxable year consists of Qualifying RIC Income. Our share of income derived from a partnership other than a “qualified publicly traded partnership” will be treated as Qualifying RIC Income only to the extent that such income would have constituted Qualifying RIC Income if derived directly by us.

In order to be exempt from U.S. federal income tax on our distributed income, we must distribute to our shareholders on a timely basis at least 90% of the sum of (i) our “investment company taxable income” (determined prior to the deduction for dividends paid) and (ii) our net tax-exempt interest income for each taxable year. In general, a RIC’s “investment company taxable income” for any taxable year is its taxable income, determined without regard to net capital gain (that is, the excess of net long-term capital gains over net short-term capital losses) and with certain other adjustments. Any taxable income, including any net capital gain, that we do not distribute to our shareholders in a timely manner will be subject to U.S. federal income tax at regular corporate rates.

A RIC will be subject to a nondeductible 4% excise tax on certain amounts that we fail to distribute during each calendar year. In order to avoid this excise tax, a RIC must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary taxable income for the calendar year, (ii) 98.2% of its capital gain net income for the one-year period ended on October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For purposes of determining whether we have met this distribution requirement, (i) certain ordinary gains and losses that would otherwise be taken into account for the portion of the calendar year after October 31 will be treated as arising on January 1 of the following calendar year and (ii) we will be deemed to have distributed any income or gains on which we have paid U.S. federal income tax. Amounts distributed and reinvested pursuant to our dividend reinvestment plan will be

SILVER SPIKE INVESTMENT CORP.

treated as distributed for all U.S. tax purposes, including for purposes of the distribution requirement described above and the excise tax.

If we fail to qualify as a RIC or fail to satisfy the 90% distribution requirement in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates on our taxable income, including our net capital gain, even if such income is distributed to our shareholders, and all distributions out of earnings and profits would be taxable to U.S. Holders as dividend income. Such distributions generally would be eligible for the dividends-received deduction in the case of corporate U.S. Holders (defined below) and would constitute “qualified dividend income” for individual U.S. Holders. See “— Tax Consequences to U.S. Holders — Distributions.” In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC. If we fail to satisfy the income test or diversification test described above, however, we may be able to avoid losing our status as a RIC by timely curing such failure, paying a tax and/or providing notice of such failure to the U.S. Internal Revenue Service (the “IRS”).

In order to meet the distribution requirements necessary to be exempt from U.S. federal income and excise tax, we may be required to make distributions in excess of the income we actually receive in respect of our investments. In particular, we may be required to make distributions in respect of taxable income we recognize as a result of investing in OID and PIK instruments, without having actually received any amounts in respect of such taxable income.

Tax Consequences to U.S. Holders

The discussion in this section applies to you only if you are a U.S. Holder. A “U.S. Holder” is (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; or (iii) an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

Distributions. Distributions of our ordinary income and net short-term capital gains will, except as described below with respect to distributions of “qualified dividend income,” generally be taxable to you as ordinary income to the extent such distributions are paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Distributions (or deemed distributions, as described below), if any, of net capital gains will be taxable as long-term capital gains, regardless of the length of time you have owned our shares. A distribution of an amount in excess of our current and accumulated earnings and profits will be treated as a return of capital that will be applied against and reduce your basis in our shares. If the amount of any such distribution exceeds your basis in our shares, the excess will be treated as gain from a sale or exchange of our shares.

The ultimate tax characterization of the distributions that we make during any taxable year cannot be determined until after the end of the taxable year. As a result, it is possible that we will make total distributions during a taxable year in an amount that exceeds our current and accumulated earnings and profits.

Distributions of our “qualified dividend income” to an individual or other non-corporate U.S. Holder will be treated as “qualified dividend income” and will therefore be taxed at rates applicable to long-term capital gains, provided that the U.S. Holder meets certain holding period and other requirements with respect to our shares and that we meet certain holding period and other requirements with respect to the underlying shares of stock. “Qualified dividend income” generally includes dividends from domestic corporations and dividends from foreign corporations that meet certain specified criteria.

Dividends distributed to a corporate U.S. Holder will qualify for the dividends-received deduction only to the extent that the dividends consist of distributions of dividends eligible for the dividends-received deduction received by us, we meet certain holding period requirements with respect to the underlying shares of stock and the U.S. Holder meets certain holding period and other requirements with respect to the underlying shares of stock. Dividends eligible for the dividends-received deduction generally are dividends from domestic corporations.

We intend to distribute our net capital gains at least annually. If, however, we retain any net capital gains for reinvestment, we may elect to treat those net capital gains as having been distributed to our shareholders. If we make this election, you will be required to report your share of our undistributed net capital gain as long-term capital gain and will be entitled to claim your share of the U.S. federal income taxes paid by us on that undistributed net capital gain as a credit against your own U.S. federal income tax liability, if any, and to claim a refund on a properly filed U.S. federal income tax return to the extent that the credit exceeds your tax liability. In addition, you will be entitled to increase your adjusted tax basis in our shares by the difference between your share of such undistributed net capital gain and the related credit and/or refund. There can be no assurance that we will make this election if we retain all or a portion of our net capital gain for a taxable year.

Because the tax treatment of a distribution depends upon our current and accumulated earnings and profits, a distribution received shortly after an acquisition of shares may be taxable, even though, as an economic matter, the distribution represents a return of your initial investment. Distributions will be treated in the manner described above regardless of whether paid in cash or invested in additional shares pursuant to our dividend reinvestment plan. Although dividends generally will be treated

SILVER SPIKE INVESTMENT CORP.

as distributed when paid, dividends declared in October, November or December, payable to shareholders of record on a specified date in one of those months, and paid during the following January, will be treated for U.S. federal income tax purposes as having been distributed by us and received by shareholders on December 31 of the year in which declared. Shareholders will be notified annually as to the U.S. federal tax status of distributions.

Sales and Redemptions of Shares. In general, upon the sale or other disposition of shares, you will recognize capital gain or loss in an amount equal to the difference, if any, between the amount realized on the sale or other disposition and your adjusted tax basis in the relevant shares. Such gain or loss generally will be long-term capital gain or loss if your holding period for the relevant shares was more than one year on the date of the sale or other disposition. Under current law, net capital gain (that is, the excess of net long-term capital gains over net short-term capital losses) recognized by non-corporate U.S. Holders is generally subject to U.S. federal income tax at lower rates than the rates applicable to ordinary income.

Losses recognized by you on the sale or other disposition of shares held for six months or less will be treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or deemed received, as discussed above) with respect to such shares. In addition, no loss will be allowed on a sale or other disposition of shares if you acquire shares (including pursuant to our dividend reinvestment plan), or enter into a contract or option to acquire shares, within 30 days before or after such sale or other disposition. In such a case, the basis of the shares acquired will be adjusted to reflect the disallowed loss.

Under U.S. Treasury regulations, if you recognize losses with respect to shares of $2 million or more if you are an individual, or $10 million or more if you are a corporation, you must file with the IRS a disclosure statement on IRS Form 8886. Direct shareholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, shareholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether your treatment of the loss is proper. Certain states may have similar disclosure requirements.

Backup Withholding and Information Reporting. Payments on our shares (including of reinvested dividends) and proceeds from a sale or other disposition of shares will be subject to information reporting unless you are an exempt recipient. You will be subject to backup withholding on all such amounts unless (i) you are an exempt recipient or (ii) you provide your correct taxpayer identification number (generally, on IRS Form W-9) and certify that you are not subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld pursuant to the backup withholding rules will be allowed as a credit against your U.S. federal income tax liability and may entitle you to a refund, provided that the required information is furnished to the IRS on a timely basis.

Tax Consequences to Non-U.S. Holders

The discussion in this section applies to you only if you are a Non-U.S. Holder. A “Non-U.S. Holder” is a person that, for U.S. federal income tax purposes, is a beneficial owner of shares and is a nonresident alien individual, a foreign corporation, a foreign trust or a foreign estate. The discussion below does not apply to you if you are a nonresident alien individual and are present in the United States for 183 days or more during any taxable year; a nonresident alien individual who is a former citizen or resident of the United States; an expatriated entity; a controlled foreign corporation; a passive foreign investment company; a foreign government for purposes of Section 892 of the Code or a tax-exempt organization for U.S. federal income tax purposes. You should consult your tax adviser with respect to the particular tax consequences to you of an investment in shares of our common stock.

If the income that you derive from your investment in our shares is not “effectively connected” with a U.S. trade or business conducted by you (or, if an applicable tax treaty so provides, you do not maintain a permanent establishment in the United States to which such income is attributable), distributions of “investment company taxable income” to you (including amounts reinvested pursuant to our dividend reinvestment plan) will generally be subject to U.S. federal withholding tax at a rate of 30% (or lower rate under an applicable tax treaty). Provided that certain requirements are satisfied, this withholding tax will not be imposed on dividends paid by us to the extent that the underlying income out of which the dividends are paid consists of U.S.-source interest income or short-term capital gains that would not have been subject to U.S. withholding tax if received directly by the Non-U.S. Holder (“interest-related dividends” and “short-term capital gain dividends,” respectively).

If the income you derive from your investment in our shares is not “effectively connected” with a U.S. trade or business conducted by you (or, if an applicable tax treaty so provides, you do not maintain a permanent establishment in the United States to which such income is attributable) you will generally be exempt from U.S. federal income tax on capital gain dividends and any amounts we retain that are designated as undistributed capital gains. In addition, you will generally be exempt from U.S. federal income tax on any gains realized upon the sale or exchange of shares.

If the income you derive from your investment in our shares is “effectively connected” with a U.S. trade or business conducted by you (and, if required by an applicable tax treaty, is attributable to a U.S. permanent establishment maintained by the Non-U.S. Holder), any distributions of “investment company taxable income,” any capital gain dividends, any amounts we retain that are designated as undistributed capital gains and any gains realized upon the sale or exchange of shares will be subject to U.S. federal income tax, on a net income basis, at the rates applicable to U.S. Holders. If you are a corporation, you may also

SILVER SPIKE INVESTMENT CORP.

be subject to the U.S. branch profits tax.

In order to qualify for the exemption from U.S. withholding on interest-related dividends, to qualify for an exemption from U.S. backup withholding (discussed below) and to qualify for a reduced rate of U.S. withholding tax on our distributions pursuant to an income tax treaty, you must generally deliver to the withholding agent a properly executed IRS form (generally, Form W-8BEN or Form W-8BEN-E, as applicable). In order to claim a refund of any Company-level taxes imposed on undistributed net capital gain, any withholding taxes or any backup withholding, you must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if you would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. income tax return.

Backup Withholding and Information Reporting. Information returns will be filed with the IRS in connection with certain payments on the shares and may be filed in connection with payments of the proceeds from a sale or other disposition of shares. You may be subject to backup withholding on distributions or on the proceeds from a redemption or other disposition of shares if you do not certify your non-U.S. status under penalties of perjury or otherwise establish an exemption. Backup withholding is not an additional tax. Any amounts withheld pursuant to the backup withholding rules will be allowed as a credit against your U.S. federal income tax liability, if any, and may entitle you to a refund, provided that the required information is furnished to the IRS on a timely basis.

FATCA

Under Sections 1471 through 1474 of the Code (“FATCA”), a withholding tax at the rate of 30% will generally be imposed on payments of dividends on shares to certain foreign entities (including financial intermediaries) unless the foreign entity provides the withholding agent with certifications and other information (which may include information relating to ownership by U.S. persons of interests in, or accounts with, the foreign entity). Treasury and the IRS have issued proposed regulations that (i) provide that “withholdable payments” for FATCA purposes will not include gross proceeds from the disposition of property that can produce U.S.-source dividends or interest, as otherwise would have been the case after December 31, 2018, and (ii) state that taxpayers may rely on these provisions of the proposed regulations until final regulations are issued. If FATCA withholding is imposed, a beneficial owner of shares that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). You should consult your tax adviser regarding the possible implications of FATCA on your investment in our shares.

All stockholders should consult their own tax advisors with respect to the U.S. federal income and withholding tax consequences, and U.S. federal non-income, state, local and non-U.S. tax consequences, of an investment in our common stock. We will not pay any additional amounts in respect of any amounts withheld.

SILVER SPIKE INVESTMENT CORP.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in our common stock, as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Summary Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our common stock and is followed by a more detailed discussion of the material risks related to us and an investment in our common stock.

•	Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.

•	Global economic, political and market conditions, including those caused by the current public health crisis, have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

•	We have limited operating history and our Adviser is a recently registered investment adviser under the Advisers Act, with limited history of managing BDCs and limited history of making credit investments in the nascent cannabis industry.

•	Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

•	A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

•	Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.

•	Our business model depends to a significant extent upon strong referral relationships, and the inability of the personnel associated with our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

SILVER SPIKE INVESTMENT CORP.

•	A failure on our part to maintain qualification as a BDC would significantly reduce our operating flexibility.

•	Regulations that will govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

•	Changes in laws or regulations governing our operations, including laws and regulations governing cannabis, may adversely affect our business or cause us to alter our business strategy.

•	Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

•	We may be unable to invest a significant portion of the net proceeds from our initial public offering, or any follow-on offering of shares of our common stock, on acceptable terms within an attractive time frame.

•	Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth.

•	We may not be able to pay you distributions, and if we are able to pay you distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

•	We will be subject to corporate-level U.S. federal income tax if we are unable to obtain and maintain qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

•	Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

•	We intend to invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and return principal. They may also be illiquid and difficult to value.

SILVER SPIKE INVESTMENT CORP.

•	Some of the loans in which we may invest may be “covenant-lite” loans, which may have a greater risk of loss as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

•	The lack of liquidity in our investments may adversely affect our business.

•	Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value (“NAV”).

•	The market price of our common stock may fluctuate significantly.

•	Cannabis, except for hemp, is currently illegal under U.S. federal law and in other jurisdictions, and strict enforcement of federal laws would likely result in our inability to execute our business plan.

•	Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.

•	Our investment opportunities are limited by the current illegality of cannabis under U.S. federal law, and change in the laws, regulations and guidelines that impact the cannabis industry may cause adverse effects on our ability to make investments.

•	Strict enforcement of U.S. federal laws regarding cannabis would likely result in our portfolio companies’ inability to execute a business plan in the cannabis industry, and could result in the loss of all or part of any of our loans.

•	The nascent status of the medical and recreational cannabis industry involves unique circumstances and there can be no assurance that the industry will continue to exist or grow as currently anticipated.

•	Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

SILVER SPIKE INVESTMENT CORP.

•	Portfolio companies may have difficulty borrowing from or otherwise accessing the service of banks, which may make it difficult to sell products and services.

•	We, portfolio companies or the cannabis industry more generally may receive unfavorable publicity or become subject to negative consumer or investor perception.

•	Third-parties with whom we do business may perceive themselves as being exposed to reputational risk by virtue of their relationship with us and may ultimately elect not to do business with us.

•	Portfolio companies may be subject to regulatory, legal or reputational risk associated with potential misuse of their products by their customers.

•	There may be a lack of access to U.S. bankruptcy protections for portfolio companies.

•	U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law, including cannabis companies operating legally under state law.

Risks Relating to Economic Conditions

Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.

Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic

SILVER SPIKE INVESTMENT CORP.

conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.

When recessionary conditions exist, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, there can be reduced demand for certain of our portfolio companies’ products and services and/or other economic consequences, such as decreased margins or extended payment terms. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain portfolio companies in the future may be negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The United Kingdom’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. On December 24, 2020, a trade agreement was concluded between the EU and the United Kingdom (the “TCA”), which applied provisionally after the end of the transition period ending on December 31, 2020 and which formally took effect on May 1, 2021 and now governs the relationship between the United Kingdom and the EU. There remains uncertainty as to the scope, nature and terms of the relationship between the United Kingdom and the EU and the effect and implications of the TCA, and the actual and potential consequences of Brexit. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high-yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. In addition, the current conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the value of our common shares and/or debt securities to decline. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time-to-time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding). The debt capital that will be available, if at all, may be at a higher cost and

SILVER SPIKE INVESTMENT CORP.

on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations.

Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. Our use of leverage will amplify these risks, and we may be forced to liquidate our investments at inopportune times or prices to repay debt. Consequently, we may realize significantly less than the value at which we carry our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes).

We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Company.

Risks Relating to the COVID-19 Pandemic

Global economic, political and market conditions caused by the current public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in late 2019 and rapidly spread globally, including to the United States. In an attempt to slow the spread of the coronavirus, governments around the world, including the United States, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores. Such restrictions and closures impacted supply chains, consumer demand and/or the operations of many businesses. As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus pandemic and the long-term effects on the U.S. and global financial markets.

Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

SILVER SPIKE INVESTMENT CORP.

In addition, the restrictions and closures and related market conditions resulted in, and if re-imposed in the future, could further result in certain portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies.

The financial results of middle-market companies, like those in which we invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies.

Further, adverse economic conditions may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies in the future may be negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increased health and safety expenses, payroll costs and other operating expenses.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.

The COVID-19 pandemic has caused severe disruptions in the global economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in widespread outbreaks of illness and numerous deaths, adversely impacted global and U.S. commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries and localities, including the U.S. and states in which our portfolio companies operate, have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

While countries have relaxed their public health restrictions relative to those imposed during the spring and summer of 2020, they have been forced to re-introduce such restrictions and business shutdowns at various points in time due to surges in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech, Moderna, and Johnson & Johnson for emergency use starting in December 2020, and over 75% of U.S. adults have been fully vaccinated as of June 2022, it remains unclear how quickly the vaccines will be distributed globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

SILVER SPIKE INVESTMENT CORP.

Risks Relating to Our Business and Structure

We have limited operating history and our Adviser is a recently registered investment adviser under the Advisers Act, with limited history of managing BDCs and limited history of making credit investments in the nascent cannabis industry.

We were formed in January 2021 and commenced operations in February 2022. As a result of limited operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. Our team also has limited history working together in making credit investments.

Additionally, our Adviser is a recently registered investment adviser under the Advisers Act, with limited history of managing BDCs. The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our common stock. A substantial portion of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR (or successors thereto) and the prime rate. An increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

Conversely, if interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

SILVER SPIKE INVESTMENT CORP.

In addition, because we may borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings may have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission (“CFTC”). These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including investments in any LIBOR-indexed, floating-rate debt securities and our borrowings.

In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”) announced the desire to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar settings, and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated using short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for U.S. Dollar denominated LIBOR. Additionally market participants have started to transition to the Sterling Overnight Index Average, (“SONIA”), in line with guidance from the U.K. regulators. At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from the LIBOR benchmarks proceeds. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Adviser to receive Incentive Fees on Income.

Any general increase in interest rates would likely have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, a general increase in interest rates may make it easier for our Adviser to meet the quarterly hurdle rate for payment of Incentive Fees on Income under the Investment Advisory Agreement and may result in a substantial increase in the amount of the Incentive Fees on Income payable to our Adviser.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we will invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination by our Board of Directors and the release of the financial results for the corresponding period or the next date at which fair value is determined.

Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly

SILVER SPIKE INVESTMENT CORP.

valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated NAV would pay a higher price than the realizable value of our investments might warrant.

In addition, the participation of the investment professionals in the valuation process, and the indirect pecuniary interest of Scott Gordon, our Chief Executive Officer and an interested member of our Board of Directors, and Gregory Gentile, our Chief Financial Officer and Chief Compliance Officer, in the Adviser could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the Incentive Fees on Capital Gains payable to the Adviser will be based, in part, on unrealized losses.

Our ability to achieve our investment objective will depend on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Adviser. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Adviser have departed in the past and current key personnel could depart at any time. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice. If we are unable to quickly find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, our operations are likely to experience a disruption and our ability to achieve our investment objective and pay distributions would likely be materially and adversely affected.

Our business model depends to a significant extent upon strong referral relationships, and the inability of the personnel associated with our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that personnel associated with our Adviser will maintain and develop their relationships with intermediaries, banks and other sources, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If these individuals fail to maintain their existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the personnel associated with our Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. The failure of the personnel associated with our Adviser to maintain existing relationships, grow new relationships, or for those relationships to generate investment opportunities could have an adverse effect on our business, financial condition and results of operations.

We may face increasing competition for investment opportunities, which could reduce returns and result in losses.

We compete for investments with other BDCs, public and private funds (including hedge funds, mezzanine funds and CLOs) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors

SILVER SPIKE INVESTMENT CORP.

may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, except in situations described below, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private fund managed by our Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.

A failure on our part to maintain qualification as a BDC would significantly reduce our operating flexibility.

If we fail to continuously qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on Business Development Companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see “Item 1. Business — Business Development Company Regulations.”

Regulations that will govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate on such deemed distributions on behalf of our stockholders.

As a BDC, we are required to invest at least 70% of our total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment.

As a BDC, we may issue “senior securities,” including borrowing money from banks or other financial

SILVER SPIKE INVESTMENT CORP.

institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding). These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies or private investment funds. When our common stock trades at a discount to NAV, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the 1940 Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). We cannot assure you that equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities.

We also may make rights offerings to our stockholders at prices less than NAV, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.

In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.

The Incentive Fee on Capital Gains may be effectively greater than 20%.

As a result of the operation of the cumulative method of calculating the Incentive Fee on Capital Gains that we will pay to our Adviser, the cumulative aggregate capital gains fee that will be received by our Adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under “Item 1. Business — Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this anticipated payment calculation would affect your investment in shares of our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes

SILVER SPIKE INVESTMENT CORP.

to our current investment objective, operating policies and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose part or all of your investment.

Changes in laws or regulations governing our operations, including laws and regulations governing cannabis, may adversely affect our business or cause us to alter our business strategy.

We and our anticipated portfolio companies will be subject to regulation at the local, state and federal level, including laws and regulations governing cannabis by state and federal governments. See “— Risks Related to the Cannabis and Hemp Industries” below. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we may be permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law (“MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. Under our charter, certain charter amendments and certain transactions such as a merger, conversion of the Company to an open-end company, liquidation, or other transactions that may result in a change of control of us, must be approved by stockholders entitled to cast at least 80% of the votes entitled to be cast on such matter, unless the matter has been approved by at least two-thirds of our “continuing directors,” as defined in our charter. Also, we are subject to Subtitle 6 of Title 3 of the MGCL, the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not “interested persons,” as defined in the 1940 Act. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such a transaction. We are subject to Subtitle 7 of Title 3 of the MGCL, the Maryland Control Share Acquisition Act. The Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. Our bylaws provide that the Maryland Control Share Acquisition Act does not apply to shares acquired by our Adviser and/or our Adviser’s affiliates.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms; majority voting for directors in contested elections; and provisions of our charter authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, including preferred shares, to cause the issuance of additional shares of our stock of any class or series, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that could give the holders of our shares the opportunity to realize a premium over the value of our shares or otherwise be in their best interest.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more

SILVER SPIKE INVESTMENT CORP.

classes or series of stock, including preferred stock, which could convey special rights and privileges to its owners.

As noted above, under the MGCL and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes or series of stock, including preferred stock. The cost of any such reclassification would be borne by our existing stockholders. Prior to issuance of shares of each class or series, our Board of Directors will be required by the MGCL and our charter to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion; provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

Our bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or other agents.

Our bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any Internal Corporate Claim, as such term is defined in the MGCL, (c) any action asserting a claim of breach of any duty owed by any of our directors, officers, employees or other agents to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers, employees or other agents arising pursuant to any provision of the MGCL or our charter or bylaws, or (e) any other action asserting a claim against us or any of our directors, officers, employees or other agents that is governed by the internal affairs doctrine. The exclusive forum selection provision will not apply to claims arising under the federal securities laws, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum selection provision may increase costs for a shareholder to bring a claim and may discourage claims or limit shareholders’ ability to bring a claim in a judicial forum that they find favorable. It is also possible that a court could rule that the provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, and/or the other forum may incorrectly apply or interpret the applicable Maryland law (in a manner that is adverse to us), which could materially adversely affect our business, financial condition and results of operations.

We are subject to risks associated with communications and information systems.

We depend on the communications and information systems of our Adviser and its affiliates as well as certain third-party service providers. As these systems became more important to our business, the risks posed to these communications and information systems have continued to increase. Any failure or interruption in these systems could cause disruptions in our activities, including because we do not maintain any such systems of our own. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third-party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information related to our operations or portfolio companies, corrupting data or causing operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to invest a significant portion of the net proceeds from our IPO, or any follow-on offering of shares of our common stock, on acceptable terms within an attractive time frame.

SILVER SPIKE INVESTMENT CORP.

Delays in investing the net proceeds raised in our IPO or any follow-on offering of shares of our common stock may cause our performance to be worse than that of other fully invested Business Development Companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our IPO or any follow-on offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of our IPO, or any follow-on offering, in securities meeting our investment objective. During this period, we may invest the net proceeds from our IPO or any follow-on offering primarily in high-quality, short-term debt securities, consistent with our BDC election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of our IPO or any follow-on offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we may acquire, changes in accrual status of our portfolio company investments, distributions, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As a result, we intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act.”). We cannot predict if investors will find shares of our common stock less attractive because we will rely on this exemption. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial

SILVER SPIKE INVESTMENT CORP.

accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will be required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not detect. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

We identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board, or PCAOB. As a result of the material weakness identified, we incorrectly classified certain offering and organizational expenses that arose in the period ended March 31, 2021. The misstatements relate to periods prior to our commencement of operations, and are corrected in the financial statements included in this annual report on Form 10-K.

The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We have taken and will take a number of actions to remediate this material weakness, but some of these measures will take time to be fully integrated and confirmed to be effective. We cannot assure you that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. Until measures are fully implemented and tested, the identified material weakness may continue to exist.

We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our securities, cause investors to lose confidence in our reported financial information, subject us to civil litigation and damages and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

We will incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the Nasdaq Stock Market. Upon ceasing to qualify as an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which will increase costs associated with our periodic reporting requirements.

Risks Relating to Conflicts of Interests

Our incentive fee may induce our Adviser to make speculative investments.

The incentive fee that will be payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The Incentive Fee on Income is based on a percentage of our net investment income (subject to a hurdle rate), which may encourage our Adviser to use leverage to increase the return on our investments or

SILVER SPIKE INVESTMENT CORP.

otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded and may result in an obligation for us to pay an Incentive Fee on Income to the Adviser even if we have incurred a loss for an applicable period.

The Incentive Fee on Income that will be payable by us to our Adviser also may create an incentive for our Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the Incentive Fee on Income, however, will include accrued interest. Thus, a portion of the Incentive Fee on Income would be based on income that we will have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. The Adviser is not obligated to return the Incentive Fee on Income it receives on accrued interest that is later determined to be uncollectible in cash. While we may make Incentive Fee on Income payments on income accruals that we may not collect in the future and with respect to which we do not have a “claw back” right against our Adviser, the amount of accrued income written off in any period will reduce our income in the period in which such write-off was taken and thereby may reduce such period’s Incentive Fee on Income payment.

In addition, our Adviser may be entitled to receive an Incentive Fee on Capital Gains based upon net capital gains realized on our investments. Unlike the Incentive Fee on Income, there will be no performance threshold applicable to the Incentive Fee on Capital Gains. As a result, our Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our Adviser.

Our base management fee may induce our Adviser to incur leverage.

Our base management fee will be payable based upon our gross assets, which would include any borrowings for investment purposes, and which may encourage our Adviser to use leverage to make additional investments. Given the subjective nature of the investment decisions that our Adviser may make on our behalf and the discretion related to incurring leverage in connection with any such investments, we will be unable to monitor this potential conflict of interest between us and our Adviser.

There are significant potential conflicts of interest that could adversely impact our investment returns.

Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, SSC presently serves as a manager to several special purpose acquisition companies, or SPACs. These investment vehicles under management were formed for the purpose of investing in specific private equity transactions, which differ from our mandate. SSC and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole or in part, to ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for us as well as private investment funds advised by SSC or its affiliates. In addition, SSC and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.

For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts. Moreover, the Adviser and the investment professionals are engaged in other business activities which divert their time and attention. The investment professionals will devote as much time to us as such professionals deem appropriate to perform their duties in accordance with the Investment Advisory Agreement. However, such persons may be committed to providing investment advisory and other services for other clients, and engage in other business ventures in which we have no interest. As a result of these separate business activities, the Adviser may have conflicts of interest in allocating management time, services and functions among us, other advisory clients and other business ventures.

SILVER SPIKE INVESTMENT CORP.

SSC has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by SSC and its affiliates. To the extent an investment opportunity is appropriate for us or any other investment fund or account managed or sub-advised by SSC or its affiliates, SSC will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

Although SSC will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by SSC and its affiliates. SSC seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.

Pursuant to the Administration Agreement, SSC furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay SSC its allocable portion of overhead and other expenses incurred by SSC in performing its obligations under the Administration Agreement, including, without limitation, a portion of the rent at market rates and the compensation of our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs).

Risks Relating to Our Use of Leverage and Credit Facilities

If we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock, including the likelihood of default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150%. For example, under a 150% asset coverage ratio a BDC may borrow $2 for investment purposes of every $1 of investor equity. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding). If we were to incur such leverage, our NAV will decline more sharply if the value of our assets declines than if we had not incurred such leverage.

Any credit facility we may enter into in the future would likely subject all or significant amounts of our assets to security interests and if we default on our obligations under such a credit facility, we may suffer adverse consequences, including foreclosure on our assets.

If we enter into a secured credit facility, all or significant amounts of our assets would likely be pledged as collateral to secure borrowings thereunder. If we default on our obligations under such a facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our

SILVER SPIKE INVESTMENT CORP.

outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we intend to operate. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we intend to pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under a secured credit facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under such facility.

The current period of capital markets disruption and economic uncertainty may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Our ability to obtain indebtedness may be limited because of the unwillingness or inability of certain financial institutions to transact with cannabis-related companies such as ourselves, and we may be forced to liquidate our investments at inopportune times or prices to repay debt. See“— Risks Related to the Cannabis and Hemp Industries” below.

Risks Relating to Distributions

Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth.

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Because we will continue to need capital to grow our investment portfolio, these limitations together with the asset coverage requirements applicable to us may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

We may not be able to pay you distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our ability to

SILVER SPIKE INVESTMENT CORP.

be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make distributions, our distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent such distributions are paid out of our current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of a stockholder’s basis in our stock and, assuming that a stockholder holds our stock as a capital asset, thereafter as a capital gain. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell or otherwise dispose of such shares. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.

We will be subject to corporate-level U.S federal income tax if we are unable to obtain and maintain our qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

To obtain and maintain our status as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

•	The annual distribution requirement will be satisfied if we distribute to our stockholders each taxable year an amount generally at least equal to 90% of the sum of our net taxable income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.

•	The 90% gross income test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The diversification test will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could cause us to incur substantial losses.

If we fail to be treated as a RIC and are subject to entity-level U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income.

SILVER SPIKE INVESTMENT CORP.

For U.S. federal income tax purposes, we generally may be required to include in income certain amounts that we will have not yet received in cash, such as OID or certain income accruals on contingent payment debt instruments, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such OID is generally required to be included in income before we receive any corresponding cash payments. In addition, our loans may contain PIK interest provisions. Any PIK interest, computed at the contractual rate specified in each loan agreement, is generally required to be added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be distributed to our stockholders in cash or, in the event we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to such income.

Because, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to be relieved of entity-level U.S. federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the annual distribution requirement and thus become subject to corporate-level U.S. federal income tax.

We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive.

We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable U.S. Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash (which generally may not be less than 20% of the value of the overall distribution), each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we and other withholding agents may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, such sales may put downward pressure on the trading price of our stock.

Risks Relating to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.

The companies in which we intend to invest will typically be highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as “high-yield” and “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition.

SILVER SPIKE INVESTMENT CORP.

Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants. Investing in middle-market companies involves a number of significant risks.

Certain of our debt investments may consist of debt securities for which issuers are not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Increases in interest rates may affect the ability of our portfolio companies to repay debt or pay interest, which may in turn affect the value of our portfolio investments, and our business, financial condition and results of operations.

Among other things, portfolio companies:

•	may have limited financial resources, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms;

•	may not have collateral sufficient to pay any outstanding interest or principal due to us in the event of a default by these companies;

•	are more likely to depend on the management talents and efforts of a small group of people; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	may have difficulty borrowing or otherwise accessing the capital markets to fund capital needs, which may be more acute because such companies are operating in the cannabis industry, and which limit their ability to grow or repay outstanding indebtedness at maturity (see “— Risks Related to the Cannabis and Hemp Industries” below);

•	may not have audited financial statements or be subject to the Sarbanes-Oxley Act and other rules that govern public companies;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition.

These factors may make certain of our portfolio companies more susceptible to the adverse effects of the COVID-19 pandemic and resulting government regulations. As a result of the limitations associated with certain portfolio companies, we must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. In addition, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that

SILVER SPIKE INVESTMENT CORP.

litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

Finally, as noted above, little public information generally exists about privately owned companies, and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies.

To the extent OID and PIK interest constitute a portion of our income, we may be exposed to higher risks with respect to such investments.

Our investments may include OID and contractual PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	OID and PIK accruals may create uncertainty about the source of our distributions to stockholders;

•	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral;

•	OID and PIK instruments may represent a higher credit risk than coupon loans; and

•	Our net investment income used to calculate the Incentive Fee on Income will include OID and PIK interest, and the Adviser is not obligated to return the Incentive Fee on Income it receives on OID and PIK interest that is later determined to be uncollectible in cash.

If we acquire the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

We may acquire the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.

We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied, whether through liquidation, an exchange offer or a plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested

SILVER SPIKE INVESTMENT CORP.

in transactions with equal or greater expected yields.

The loans we anticipate holding in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

The lack of liquidity in our investments may adversely affect our business.

We intend to invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and suffer losses. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our Adviser or any of its affiliates have material nonpublic information regarding the portfolio company.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through a follow-on investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may reduce the expected yield on the investment or may impair the value of our investment in any such portfolio company.

Portfolio companies may be highly leveraged.

We invest primarily in first lien loans issued by middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies.

We will invest primarily in senior secured loans, including unitranche and second lien debt instruments, as well as unsecured debt instruments, issued by our portfolio companies. If we invest in unitranche, second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we will invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors,

SILVER SPIKE INVESTMENT CORP.

such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we will invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The disposition of our investments may result in contingent liabilities.

In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities.

These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may structure some of our investments as senior loans, if one of our portfolio companies were to enter bankruptcy proceedings, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors, depending on the facts and circumstances, including the extent to which we actually provide managerial assistance to that portfolio company. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that we may make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we may make to portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions may be taken with respect to the collateral and will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event such portfolio companies default on their indebtedness.

We may make unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt

SILVER SPIKE INVESTMENT CORP.

investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of middle-market companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.

We may need to foreclose on loans that are in default, which could result in losses.

We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive, and state court foreclosure processes and other creditors’ remedies with respect to cannabis companies are largely untested. Results of foreclosure processes or other exercises of creditors’ rights may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our security interests. Our borrowers may resist foreclosure actions or other remedies by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action or other remedy and seek to force us into a modification or buy-out of our loan for less than we are owed. Additionally, the transfer of certain collateral to us may be limited or prohibited by applicable laws and regulations. See “—The loans that we expect to make may be secured by collateral that is, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.” For transferable collateral, foreclosure or other remedies available may be subject to certain laws and regulations, including the need for regulatory disclosure and/or approval of such transfer. If federal law were to change to permit cannabis companies to seek federal bankruptcy protection, the applicable borrower could file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of debt owed to us. Foreclosure may create a negative public perception of the collateral, resulting in a diminution of its value. Even if we are successful in foreclosing on collateral securing our loan, the liquidation proceeds upon sale of the collateral may not be sufficient to recover our loan. Any costs or delays involved in the foreclosure or a liquidation of the collateral will reduce the net proceeds realized and, thus, increase the potential for loss.

In the event a borrower defaults on any of its obligations to us and such debt obligations are equitized, we may not have the ability to hold such equity interests legally under federal law, which may result in additional losses on our loans to such entity.

The loans that we expect to make may be secured by collateral that is, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.

The loans that we expect to make may be secured by collateral that is, and will be, subject to various legal and regulatory requirements, and we would be subject to such requirements if such collateral was foreclosed upon. Due to current legal requirements, we will not own equity securities in companies that are not compliant with all applicable laws and regulations within the jurisdiction in which they are located or operate, including federal laws, nor will we own any real estate used in cannabis-related operations in violation of state or federal law. While our loan agreements and related mortgages provide for foreclosure remedies, receivership remedies and/or other remedies that would allow us to cause the sale or other realization of collateral, the regulatory requirements and statutory prohibitions related to equity investments in cannabis companies and real property used in cannabis-related operations may cause significant delays or difficulties in realizing upon the expected value of such collateral. In addition, applicable legal requirements may prevent us from possessing or realizing the value of other collateral securing our loans, such as cannabis licenses, cannabis inventory or cannabis merchandise. Our inability to realize the full value of such collateral could have a material adverse effect on our business, financial condition, liquidity and results of operations. We may also be disadvantaged in a foreclosure process or other exercise of creditors’ rights relative to other creditors that are able to hold such collateral. We make no assurance that existing regulatory policies will not materially and adversely affect the value or availability to us of all such collateral, or our standing relative to other creditors that are able to hold such collateral, or that additional regulations will not be adopted that would increase such potential material adverse effect.

Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws

SILVER SPIKE INVESTMENT CORP.

and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.

Each state that has legalized cannabis in some form has adopted its own set of laws and regulations that differ from one another. In particular, laws and regulations differ among states regarding the collateralization or transferability of cannabis-related assets, such as cannabis licenses, cannabis inventory, and ownership interests in licensed cannabis companies. Some state laws and regulations where our borrowers operate may prohibit the collateralization or transferability of certain cannabis-related assets. Other states may allow the collateralization or transferability of cannabis-related assets, but with restrictions, such as meeting certain eligibility requirements, utilization of state receiverships, and/or upon approval by the applicable regulatory authority. Prohibitions or restrictions on our or others’ ability to acquire, own or hold certain cannabis-related assets securing the loans of our borrowers could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, because the sales of such assets may be forced upon the borrower when time may be of the essence and available to a limited number of potential purchasers, the sales prices may be less than the prices that could be obtained with more time and/or in a larger market.

The market value of properties and equipment securing our loans may decrease upon foreclosure if they cannot be used for cannabis related operations.

Properties and equipment used for cannabis operations, particularly cultivation and manufacturing facilities and equipment, are generally more valuable than if used for other purposes. If we foreclose on any properties or equipment securing our loans, the inability to sell the property or equipment to a licensed cannabis company for a similar use may significantly decrease the market value of the foreclosed property or equipment, thereby having a material adverse effect on our business, financial condition, liquidity and results of operations.

We may incur greater risk with respect to investments we acquire through assignments or participations of interests.

Although we intend to originate a substantial portion of our loans, we may acquire loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the loan with respect to which we are buying a participation as we would conduct if we were investing directly in the loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such loans than we expected when initially purchasing the participation.

We generally do not expect to control our portfolio companies.

We generally do not expect to control our portfolio companies. As a result, we may be subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor, including actions that could decrease the value of our investment. Due to the lack of liquidity for our anticipated investments, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation.

Defaults by our portfolio companies would harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger

SILVER SPIKE INVESTMENT CORP.

cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

We may write down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default, which could also have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may experience financial distress and our investments in such companies may be restricted.

Our portfolio companies may experience financial distress from time to time. Debt investments in such companies may cease to be income-producing, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. Any restructuring can fundamentally alter the nature of the related investment, and restructurings may not be subject to the same underwriting standards that our Adviser employs in connection with the origination of an investment. In addition, we may write down the value of our investment in any such company to reflect the status of financial distress and future prospects of the business. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. For example, if an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us, or we may receive equity securities, which may require significantly more of our management’s time and attention or carry restrictions on their disposition. We cannot assure you that any particular restructuring strategy pursued by our Adviser will maximize the value of or recovery on any investment.

We may not realize gains from our equity investments.

Certain investments we may make may include warrants or other equity securities. In addition, we may make direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we may receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from the equity interests we may hold, and any gains that we do realize on the disposition of any such equity interests may not be sufficient to offset any other losses we may experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

We are subject to certain risks associated with foreign investments.

We may make investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

SILVER SPIKE INVESTMENT CORP.

Foreign investment risk may be particularly high to the extent that we invest in securities of issuers based in or securities denominated in the currencies of emerging market countries. These securities may present market, credit, currency, liquidity, legal, political and other risks different from, and greater than, the risks of investing in developed foreign countries.

In addition, such foreign investments generally do not constitute “qualifying assets” under the 1940 Act.

Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the 1940 Act and applicable regulations promulgated by the CFTC, we may enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under any credit facility from changes in currency and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under any credit facility or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions, if any, will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.”

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of industries or issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the security, industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we will not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.

We have not yet identified most of the portfolio companies we will invest in using the proceeds of our initial public offering.

We have not yet identified most of the portfolio investments that we will acquire with the proceeds of our initial

SILVER SPIKE INVESTMENT CORP.

public offering. We have significant flexibility in investing the net proceeds of our initial public offering and any future offering, and may do so in a way with which you may not agree. Additionally, our Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our common stock. In addition, pending such investments, we may invest the net proceeds from this offering primarily in high-quality, short-term debt securities, consistent with our BDC election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.

We may enter into total return swap agreements which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may enter into a total return swap (“TRS”) directly or through a wholly-owned financing subsidiary. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

A TRS may enable us to obtain the economic benefit of owning assets subject to the TRS, without actually owning them, in return for an interest type payment to the counterparty. As such, the TRS would be analogous to us borrowing funds to acquire assets and incurring interest expense to a lender.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the assets underlying the TRS. In addition, we may incur certain costs in connection with a TRS that could in the aggregate be significant.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. We may be required to post cash collateral amounts to secure our obligations to the counterparty under a TRS. The counterparty, however, may not be required to collateralize any of its obligations to us under a TRS. We would bear the risk of depreciation with respect to the value of the assets underlying a TRS and may be required under the terms of a TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying assets after such value decreases below a specified amount. The amount of collateral required to be posted by us would be determined primarily on the basis of the aggregate value of the underlying assets.

If the counterparty chooses to exercise its termination rights under a TRS, it is possible that, because of adverse market conditions existing at the time of such termination, we will owe more to the counterparty (or will be entitled to receive less from the counterparty) than we would otherwise have if we controlled the timing of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “— Risks Related to Our Use of Leverage and Credit Facilities” above.

The fair value of a TRS, which will not necessarily equal the notional value of such TRS, will be included in our calculation of gross assets for purposes of computing the base management fee. For purposes of computing the Incentive Fee on Income and the Incentive Fee on Capital Gains, the calculation methodology will look through any TRS as if we owned the reference assets directly. See “Item 1. Business — Investment Advisory Agreement — Overview of Our Investment Adviser — Management Fee.”

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of a TRS, less the initial amount of any cash collateral required to be posted by the Company or its wholly-owned financing subsidiary under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to a TRS in the future in accordance with any applicable new rules or interpretations adopted by the SEC or its staff. In particular, the Company’s treatment

SILVER SPIKE INVESTMENT CORP.

of a TRS may be impacted by the recently adopted SEC rule regarding derivatives use by a BDC, as described below.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each loan underlying a TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to a TRS in the future in accordance with any applicable new rules or interpretations adopted by the SEC or its staff. In particular, the Company’s treatment of a TRS may be impacted by the recently adopted SEC rule regarding derivatives use by a BDC, as described below.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited, among other reasons, because of the unwillingness or inability of certain financial institutions to transact with cannabis-related companies such as ourselves.

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. Our ability to enter into derivatives transactions may be limited because of the unwillingness or inability of certain financial institutions to transact with cannabis-related companies such as ourselves.

The health and wellness sector is highly regulated and competitive.

The health and wellness sector is highly regulated, and the production, packaging, labeling, advertising, distribution, licensing and/or sale of health and wellness products and services may be subject to regulation by several U.S. federal agencies, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission, and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which such products and services are offered or are sold. Government regulations may prevent or delay the introduction or require design modifications of these products. Regulatory authorities may not accept the evidence of safety presented for existing or new products or services that a health and wellness company may wish to market, or they may determine that a particular product or service presents an unacceptable health risk. If health and wellness companies are unable to obtain regulatory approval or fail to comply with these regulatory requirements, the financial condition of such companies could be adversely affected.

There can be no assurance that future changes in government regulation will not adversely affect health and wellness companies. The health and wellness sector is highly competitive and an emerging health and wellness company may be unable to compete effectively. Health and wellness companies are particularly susceptible to unfavorable publicity or client rejection of products, which could reduce sales of products or services. Safety, quality and efficacy standards are extremely important for health and wellness companies. If a health and wellness company fails to meet these standards, its reputation could be damaged, it could lose customers, and its revenue and results of operations could decline.

Risks Relating to the Cannabis and Hemp Industries

Risks related to the cannabis industry may directly or indirectly affect us or our portfolio companies engaged in the cannabis industry.

Investing in portfolio companies involved in the cannabis industry subjects us to the following risks:

SILVER SPIKE INVESTMENT CORP.

•	The cannabis industry is extremely speculative and raises a host of legality issues, making it subject to inherent risk;

•	The manufacture, distribution, sale, or possession of cannabis that is not in compliance with the U.S. Controlled Substances Act is illegal under U.S. federal law. Strict enforcement of U.S. federal laws regarding cannabis would likely result in our portfolio companies’ inability to execute a business plan in the cannabis industry, and could result in the loss of all or part of any of our loans;

•	The Biden Administration’s or specifically the U.S. Department of Justice’s change in policies or enforcement with respect to U.S. federal cannabis laws could negatively impact our portfolio companies’ ability to pursue their prospective business operations and/or generate revenues;

•	U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law, including cannabis companies operating legally under state law;

•	Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry, to not modify existing, restrictive laws and regulations, or to reverse current favorable laws and regulations relating to cannabis;

•	Assets collateralizing loans to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;

•	U.S. Food and Drug Administration regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition and the financial condition of our portfolio companies;

•	Due to our proposed strategy of investing in portfolio companies engaged in the regulated cannabis industry, our portfolio companies may have a difficult time obtaining the various insurance policies that are needed to operate such businesses, which may expose us and our portfolio companies to additional risks and financial liabilities;

•	The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources;

•	Many national and regional banks have been resistant to doing business with cannabis companies because of the uncertainties presented by federal law and, as a result, we or our portfolio companies may have difficulty borrowing from or otherwise accessing the service of banks, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;

•	Due to our proposed strategy of investing in portfolio companies engaged in the regulated cannabis industry, we or our portfolio companies may have a difficult time obtaining financing in connection with our investment strategy; and

•	Laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties our portfolio companies acquire or require certain additional regulatory approvals, which could materially adversely affect our investments in such portfolio companies.

Any of the foregoing could have an adverse impact on our and our portfolio companies’ businesses, financial condition and results of operations.

SILVER SPIKE INVESTMENT CORP.

Cannabis, except for hemp, is currently illegal under U.S. federal law and in other jurisdictions, and strict enforcement of federal laws would likely result in our inability to execute our business plan.

The ability of our portfolio companies to achieve their business objectives will be contingent, in part, upon the legality of the cannabis industry, their compliance with regulatory requirements enacted by various governmental authorities, and their obtaining all necessary regulatory approvals. The laws and regulations governing cannabis are still developing, including in ways that we or our portfolio companies may not foresee. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively the markets in which our portfolio companies operate, products and sales initiatives, and could have a material adverse effect on their and our business, liquidity, financial condition and/or results of operations.

Legal status of cannabis, other than hemp

All but three U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-seven states, the District of Columbia and several territories have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Nineteen of those states, the District of Columbia and several territories have also legalized cannabis for adults for non-medical purposes (sometimes referred to as recreational use).

Under U.S. federal law, however, those activities are illegal. The Controlled Substances Act (the “CSA”) continues to list cannabis (marijuana, but not including hemp) as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly, the manufacture (growth), sale or possession of cannabis is federally illegal, even for personal medical purposes. It also remains federally illegal to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is traditionally used with tobacco or authorized by federal, state or local law. Entities or persons who knowingly lease or rent a property for the purposes of manufacturing, distributing or using any controlled substances, or merely know that any of those activities are occurring on land that they control, can also be found liable under the CSA. Additionally, violating the CSA is a predicate specified unlawful activity under U.S. anti-money laundering laws.

Violations of any U.S. federal laws and regulations can result in arrests, criminal charges, forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, criminal convictions and cessation of business activities, as well as civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. The U.S. government could enforce the federal cannabis prohibition laws even against companies complying with state law.

The likelihood of adverse enforcement against companies complying with state cannabis laws remains uncertain. The U.S. government has not recently prosecuted any state law compliant cannabis entity, although the risk of future enforcement cannot be dismissed entirely. In 2018, then-U.S. Attorney General Jefferson Sessions rescinded the DOJ’s previous guidance (the Cole Memo) that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities, and had authorized federal prosecutors to use their prosecutorial discretion to decide whether to prosecute state-legal adult-use cannabis activities. Since that time, U.S. Attorneys have taken no legal action against state law compliant entities, and the Biden administration is generally anticipated to formalize federal decriminalization of state legal cannabis activity.

According to the Biden campaign website: “A Biden Administration will support the legalization of cannabis for medical purposes and reschedule cannabis as a CSA Schedule II drug so researchers can study its positive and negative impacts. This will include allowing the VA to research the use of medical cannabis to treat veteran-specific health needs.” He has pledged to “decriminalize” cannabis, which may mean that the U.S. Attorney General under his administration will order U.S. Attorneys not to enforce federal cannabis prohibition against state law compliant entities and others legally transacting business with them, although there can be no assurance this will be the case.

While President Biden’s promise to decriminalize may mean that the federal government would not criminally enforce the Schedule II status against state legal entities, the implications are not entirely clear. Although the U.S. Attorney General could order federal prosecutors not to interfere with cannabis businesses operating in

SILVER SPIKE INVESTMENT CORP.

compliance with states’ laws, the President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to CSA schedule II would ease certain research restrictions, it would not make the state medical or adult use programs federally legal. Furthermore, while industry observers are hopeful that changes in Congress, along with a Biden presidency, will increase the chances of banking reform, such as the SAFE Banking Act, we cannot provide assurances that a bill legalizing cannabis would be approved by Congress.

If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed cannabis companies, which may include the provision of loans by financial institutions to such companies. If the SAFE Banking Act became law, or cannabis became legal under federal law, there would be increased competition for lending to state-licensed cannabis companies, and such companies would have greater access to financing sources with lower costs of capital. These factors may result in us having to enter into loans at lower rates, which may significantly adversely impact our profitability and our distributions to stockholders.

Since December 2014, companies strictly complying with state medical cannabis laws have also been protected against enforcement by an amendment (originally called the Rohrabacher-Farr amendment, now called the Joyce amendment) to the Omnibus Spending Bill, which prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state level. Courts have interpreted the provision to bar the DOJ from prosecuting any person or entity in strict compliance with state medical cannabis laws. While the Joyce provision prevents prosecutions, it does not make cannabis legal. Accordingly, if the protection expired, prosecutors could prosecute illegal activity that occurred within the statute of limitations even if the Joyce protection was in place when the federally illegal activity occurred. The Joyce protection depends on its continued inclusion in the federal omnibus spending bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. Furthermore, how the DOJ would enforce against an entity complying with a state’s medical and adult use laws has not been resolved and is open to debate.

Legal status of hemp and hemp derivatives

Until recently, hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis) and hemp’s extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were illegal Schedule I controlled substances under the CSA. The Agricultural Act of 2014, Pub.L. 113-79 (the “2014 Farm Bill”) authorized states to establish industrial hemp research programs. The majority of states established programs purportedly in compliance with the 2014 Farm Bill. Many industry participants and even states interpreted the law to include “research” into the commercialization of, and commercial markets for, CBD from hemp, including products containing CBD.

In December 2018, the U.S. government changed hemp’s legal status. The Agriculture Improvement Act of 2018, Pub.L. 115-334 (the “2018 Farm Bill”), removed hemp and extracts of hemp, including CBD, from the CSA schedules. Accordingly, the production, sale and possession of hemp or extracts of hemp, including CBD, no longer violate the CSA. The 2018 Farm Bill did not create a system in which individuals or businesses can grow hemp whenever and wherever they want. There are numerous restrictions. The 2018 Farm Bill allows hemp cultivation under state plans approved by the U.S. Department of Agriculture (“USDA”) or under USDA regulations in states that have legalized hemp but not implemented their own regulations. It also allows the transfer of hemp and hemp-derived products across state lines for commercial or other purposes, even through states that have not legalized hemp or hemp-derived products. Nonetheless, states can still prohibit hemp or limit hemp more stringently than the federal law.

Despite the passage of the 2018 Farm Bill, hemp products’ legal status is complicated further by state and other federal law. The states are a patchwork of different laws on hemp and its extracts, including CBD. Additionally, the FDA claims that the Food, Drugs & Cosmetics Act (the “FDCA”) significantly limits the legality of hemp-derived CBD products.

The section of the 2018 Farm Bill establishing a framework for hemp production also states explicitly that it does not affect or modify the FDCA, Section 351 of the Public Health Service Act, or the authority of the Commissioner of the FDA under those laws. Within hours of President Trump signing the 2018 Farm Bill, the FDA issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the [FDCA] and Section 351 of the Public Health Service Act.”

SILVER SPIKE INVESTMENT CORP.

First, the FDA noted that “it’s unlawful under the [FDCA] to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD (and THC) are active ingredients in FDA-approved drugs and became the subject of public substantial clinical investigations when GW Pharmaceuticals submitted investigational new drug (“IND”) applications for Sativex and Epidiolex, both containing CBD as an active ingredient. The FDA then warned against health claims: prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media or orally by the company’s representatives. The FDA did acknowledge that hemp foods not containing CBD or THC (e.g., hulled hemp seeds, hemp seed protein, hemp seed oil) are legal.

Some CBD products are arguably federally legal today, notwithstanding the FDA’s position. To the extent that a CBD product is outside the FDA’s jurisdiction, the product is likely federally legal because CBD, unlike many drugs that the FDA regulates, is no longer listed on the CSA’s schedules. CBD products other than food, beverages and supplements and not marketed as a drug, including making health claims, may fall outside of the FDA’s authority. If so, some products that may be legal today include topical products such as cosmetics, massage oils, lotions and creams. Additionally, the FDA lacks authority, except in limited circumstances, to enforce against companies selling CBD products that do not enter into “interstate commerce,” although the definition of interstate commerce is amorphous and may include sources of ingredients, components or even investments that in some way impact more than one state.

Enforcement under the FDCA may be criminal or civil in nature and can include those who aid and abet a violation, or conspire to violate, the FDCA. Violations of the FDCA are for first violations misdemeanors punishable by imprisonment up to one year or a fine, or both, and for second violations or violations committed with an “intent to defraud or mislead” felonies punishable by fines and imprisonment up to three years. The fines provided for are low ($1,000 and $3,000), but under the Criminal Fine Improvements Act of 1987, the criminal fines can be increased significantly (approximately $100,000 to $500,000). Civil remedies under the FDCA include civil money penalties, injunctions and seizures. The FDA also has a number of administrative remedies (e.g., warning letters, recalls, debarment). With respect to CBD products, the FDA so far has limited its enforcement to sending cease-and-desist letters to companies selling CBD products and making “egregious, over-the-line” claims, such as “cures cancer,” “treats Alzheimer’s Disease” and “treats chronic pain.” Additionally, plaintiff lawyers have brought putative class actions against several companies selling CBD product, claiming that the marketing of them as legal products violates California law, although most of the cases have been stayed pending the FDA issuing promised guidelines to the industry. Since issuing the initial guidance following the 2018 Farm Bill, the FDA has sent cease-and-desist warning letters to more than twenty companies making health claims about CBD products. The Federal Trade Commission (“FTC”) has also sent warning letters to companies making unsubstantiated health claims about CBD products and has even filed a lawsuit against one. The FDA’s additional guidance on CBD, titled, “Cannabidiol Enforcement Policy; Draft Guidance for Industry,” which the FDA has described as a “risk-based enforcement policy” to prioritize enforcement decisions, was submitted to the White House on July 22, 2020, was not formally approved by the Trump administration, and has been pulled back by the Biden Administration.

Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.

We primarily provide loans to established companies operating in the cannabis industry, but because the cannabis industry is relatively new and rapidly evolving, some of these companies may be relatively new and/or small companies. Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve a number of significant risks, including, but not limited to, the following:

•	these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral securing our loan and a reduction in the likelihood of us realizing a return on our loan;

SILVER SPIKE INVESTMENT CORP.

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger and more established businesses, which tend to render them more vulnerable to competitors’ actions and market conditions (including conditions in the cannabis industry), as well as general economic downturns;

•	they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such borrower and, in turn, on us;

•	there is generally less public information about these companies. Unless publicly traded, these companies and their financial information are generally not subject to the regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed lending decision and cause us to lose money on our loans;

•	they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	we, our executive officers and directors and our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our loans to such borrowers and may, as a result, incur significant costs and expenses in connection with such litigation;

•	changes in laws and regulations, as well as their interpretations, may have a disproportionate adverse effect on their business, financial structure or prospects compared to those of larger and more established companies; and

•	they may have difficulty accessing capital from other providers on favorable terms or at all.

Our investment opportunities are limited by the current illegality of cannabis under U.S. federal law; changes in the laws, regulations and guidelines that impact the cannabis industry may cause adverse effects on our ability to make investments.

Currently, we intend to make equity investments only in portfolio companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not make an equity investment in a portfolio company that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act. This limitation may adversely affect us by limiting the scope of our equity investment opportunities. Additionally, changes to such laws, regulations and guidelines may cause further adverse effects on our ability to identify and make an equity investment in a portfolio company that meets these legal and regulatory requirements at the time of acquisition.

On the other hand, we may make a loan to a portfolio company regardless of its status under U.S. federal law, so long as we determine based on our due diligence that the portfolio company is licensed in, and complying with, state-regulated cannabis programs. Any such loans will be designed to be compliant with all applicable laws and regulations to which we are subject, including U.S. federal law, although the law in this area is not fully settled and there can be no assurances that federal authorities will consider such loans to be compliant with applicable law and regulations. In that regard, we have received an opinion of counsel (a copy of which has been filed as an exhibit to our IPO registration statement) that the proposed investment activities as described in our IPO prospectus do not violate the U.S. Controlled Substances Act (21 U.S.C. § 801, et seq.)(the “CSA”), the U.S. Money Laundering Control Act (18 U.S.C. § 1956), or the Drug Paraphernalia law contained in the CSA, 21 U.S.C. § 863, subject to certain assumptions, qualifications and exceptions stated in the opinion. However, there can be no assurances that a court or federal authorities would agree with the conclusions reached in the opinion. Additionally, if federal legislation is enacted that provides protections from liability under U.S. federal law for other types of investments in portfolio companies that are compliant with state, but not U.S. federal, laws and is determined to apply to us (or we otherwise determine that the investment is not prohibited), we may make other types of investments in portfolio companies that do not comply with U.S. federal laws. There can be no assurance, however, that such type of legislation will be enacted or that we will otherwise be able to invest in portfolio companies that do not comply with U.S. federal law.

SILVER SPIKE INVESTMENT CORP.

The nascent status of the medical and recreational cannabis industry involves unique circumstances and there can be no assurance that the industry will continue to exist or grow as currently anticipated.

Cannabis industry businesses operate under a relatively new medical and adult-use recreational market. In addition to being subject to general business risks, a business involving an agricultural product and a regulated consumer product needs to continue to build brand, product awareness and operations through significant investments in strategy, production capacity, quality assurance and compliance with regulations.

Competitive conditions, consumer tastes, patient requirements and spending patterns in this new industry and market are not well understood and may have unique circumstances that differ from existing industries and markets.

There can be no assurance that this industry and market will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with our expectations and assumptions. Any event or circumstance that affects the medical or recreational cannabis industry and market could have a material adverse effect on our business, financial condition and results of operations, as well as the business, financial condition and results of operations of portfolio companies.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, manufacturing, processing, transportation, distribution, storage and/or sale, or the re-criminalization or restriction of cannabis at the state level, could negatively impact our business and the business of our portfolio companies. Additionally, changes in applicable state and local laws or regulations, including zoning restrictions, permitting requirements and fees, could restrict the products and services our portfolio companies may offer or impose additional compliance costs on such portfolio companies. Violations of applicable laws, or allegations of such violations, could disrupt our portfolio companies’ businesses and result in a material adverse effect on their operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to the business of our portfolio companies, as well as our business.

Change in the laws, regulations and guidelines that impact our portfolio companies’ businesses may cause adverse effects on operations.

A cannabis products business will be subject to a variety of laws, regulations and guidelines relating to the marketing, acquisition, manufacture, management, transportation, storage, sale, labeling and disposal of cannabis as well as laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations and guidelines may cause adverse effects on the operations of our portfolio companies, which could cause adverse effects on our business.

Portfolio companies operating in a highly regulated business will require significant resources.

In the event we invest in a portfolio company involved in the production, distribution or sale of cannabis products, such portfolio company will be operating in a highly regulated business. In such a case, we would expect a significant amount of such portfolio company’s management’s time and external resources to be used to comply with the laws, regulations and guidelines that impact their business, and changes thereto, and such compliance may place a significant burden on such management and other resources of a portfolio company.

Differing regulatory environments may cause adverse effects on our or our portfolio companies’ operations.

A cannabis products business will be subject to a variety of laws, regulations and guidelines in each of the jurisdictions in which it operates. Complying with multiple regulatory regimes will require additional resources and may limit a portfolio company’s ability to expand into certain jurisdictions, even where cannabis may be legal. For example, even if cannabis were to become legal under U.S. federal law, companies operating in the

SILVER SPIKE INVESTMENT CORP.

cannabis industry would have to comply with applicable state and local laws, which may vary greatly between jurisdictions, increasing costs for companies that operate in multiple jurisdictions.

We may invest in a portfolio company that is involved in a highly regulated business and any failure or significant delay in obtaining regulatory approvals could adversely affect the ability of portfolio companies to conduct their businesses.

In the event we invest in a portfolio company involved in the production, distribution or sale of cannabis products, achievement of such portfolio company’s business objectives will be contingent, in part, upon compliance with the regulatory requirements enacted by applicable government authorities and obtaining all regulatory approvals, where necessary, for the sale of their products. We cannot predict the time required to secure all appropriate regulatory approvals for such products, additional restrictions that may be placed on our portfolio company’s business or the extent of testing and documentation that may be required by government authorities. Any delays in obtaining, or failure to obtain, regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operation and financial condition of any such portfolio company, or on our business, results of operations and financial condition.

The ability of our portfolio companies to access financing or engage in derivatives transactions may be limited because of the unwillingness or inability of certain financial institutions to transact with companies that operate in the cannabis industry.

U.S. regulations and enforcement relating to hemp-derived CBD products are rapidly evolving.

We may invest in a business involved in the production, distribution or sale of hemp-derived CBD products. Although the passage of the 2018 Farm Bill legalized the cultivation of hemp in the United States to produce products containing CBD and other non-THC cannabinoids, it is unclear how the FDA will respond to the approach taken by a portfolio company, or whether the FDA will propose or implement new or additional regulations. In addition, such products may be subject to regulation at the state or local levels. Unforeseen regulatory obstacles may hinder such portfolio company’s ability to successfully compete in the market for such products.

Marketing constraints under regulatory frameworks may limit a portfolio company’s ability to compete for market share in a manner similar to that of companies in other industries.

The development of a portfolio company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by regulations applicable to the cannabis industry. For example, the regulatory environment in Canada would limit a portfolio company’s ability to compete for market share in a manner similar to that of companies in other industries. Additionally, Canadian regulations impose further packaging, labeling and advertising restrictions on producers in the adult-use recreational cannabis market. If a portfolio company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, its sales and operating results could be adversely affected, which could impact our business, results of operations and financial condition.

Portfolio companies may become involved in regulatory or agency proceedings, investigations and audits.

Businesses in the cannabis industry, and the business of the suppliers from which portfolio companies may acquire the products they may sell, require compliance with many laws and regulations. Failure to comply with these laws and regulations could subject our portfolio companies or such suppliers to regulatory or agency proceedings or investigations and could also lead to damage awards, fines and penalties. Our portfolio companies or such suppliers may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits and other contingencies could harm our reputation, the reputations of our portfolio companies or the reputations of the brands that they may sell, require the portfolio companies to take, or refrain from taking, actions that could harm their operations, or require them to pay substantial amounts of money, harming their and our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of portfolio company management’s attention and resources or have a material adverse impact on their and our business, financial condition and results of operations.

SILVER SPIKE INVESTMENT CORP.

Research in the United States, Canada and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted.

Research in the United States, Canada and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. Historically stringent regulations related to cannabis have made conducting medical and academic studies challenging, and there have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids to date. Many statements concerning the potential medical benefits of cannabinoids are based on published articles and reports, and as a result, such statements are subject to the experimental parameters, qualifications and limitations in the studies that have been completed. In the event we invest in a portfolio company involving medical cannabis, future research and clinical trials may draw different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for their products. Such portfolio companies may be subject to liability for risks against which they cannot insure or against which they may elect not to insure due to the high cost of insurance premiums or other factors. Payment of liabilities for which such portfolio companies do not carry insurance may have a material adverse effect on their financial position and operations. The payment of any such liabilities would reduce the funds available for their normal business activities, which could affect our business, financial condition and results of operations.

With respect to portfolio companies operating in the medical and adult-use cannabis markets, the illicit supply of cannabis and cannabis-based products may reduce such sales and impede such company’s ability to succeed in such markets.

In the event we invest in a portfolio company operating in the medical and adult-use cannabis markets, such portfolio company may face competition from unlicensed and unregulated market participants, including illegal dispensaries and black market suppliers selling cannabis and cannabis-based products.

Even with the legalization of medical and adult-use cannabis in certain jurisdictions, black market operations remain abundant and are a substantial competitor to cannabis-related businesses. In addition, illegal dispensaries and black market participants may be able to (i) offer products with higher concentrations of active ingredients that are either expressly prohibited or impracticable to produce under applicable regulations, (ii) use delivery methods, including edibles, concentrates and extract vaporizers, that may be prohibited from being offered to individuals in such jurisdictions, (iii) brand products more explicitly, and (iv) describe/discuss intended effects of products. As these illicit market participants do not comply with the regulations governing the medical and adult-use cannabis industry in such jurisdictions, their operations may also have significantly lower costs.

As a result of the competition presented by the black market for cannabis, any unwillingness by consumers currently utilizing these unlicensed distribution channels to begin purchasing from legal producers for any reason or any inability or unwillingness of law enforcement authorities to enforce laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could (i) result in the perpetuation of the black market for cannabis, (ii) adversely affect our portfolio companies’ market share and (iii) adversely impact the public perception of cannabis use and licensed cannabis producers and dealers, all of which would have a materially adverse effect on our and our portfolio companies’ business, operations and financial condition.

If recreational or medical-use consumers elect to produce cannabis for their own purposes, it could reduce the addressable market for a portfolio company’s products.

Cannabis regulations may permit the end user to produce cannabis for their own purposes. For example, under cannabis regulations in Canada, three options are available for an individual to obtain cannabis for medical purposes: (i) registering with a holder of a license to sell for medical purposes and purchasing products from that entity; (ii) register with Health Canada to produce a limited amount of cannabis for their own medical purposes; or (iii) designate someone else to produce cannabis for them. It is possible that the ability of an end user to produce cannabis for their own purposes, such as under (ii) and (iii) above, could significantly reduce the addressable market for a portfolio company’s products and could materially and adversely affect the business, financial condition and results of operations of a portfolio company, which in turn, could adversely affect our business, financial condition and results of operations.

SILVER SPIKE INVESTMENT CORP.

The cannabis industry faces significant opposition, and any negative trends may adversely affect the business operations of our portfolio companies.

If we invest in portfolio companies in the cannabis industry, we will be substantially dependent on the continued market acceptance, and the proliferation of consumers, of cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations and the operations of our portfolio companies.

Large, well-funded industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources, may have strong economic reasons to oppose the development of the cannabis industry. For example, should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical, or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business and the business of our portfolio companies.

Competition from synthetic products may adversely affect the business, financial condition or results of operations of a portfolio company.

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects of cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of a portfolio company to secure long-term profitability and success through the sustainable and profitable operation of the anticipated businesses and investment targets, and could have a material adverse effect on a portfolio company’s business, financial condition or results of operations, which in turn, could adversely affect our business, financial condition and results of operations.

An initial surge in demand for cannabis may result in supply shortages in the short term, while in the longer term, supply of cannabis could exceed demand, which may cause a fluctuation in revenue.

Changes in the legal status of cannabis may result in an initial surge in demand. As a result of such initial surge, cannabis companies operating under such changed legal regime may not be able to produce enough cannabis to meet demand of the adult-use recreational and medical markets, as applicable. This may result in lower than expected sales and revenues and increased competition for sales and sources of supply.

However, in the future, cannabis producers may produce more cannabis than is needed to satisfy the collective demand of the adult-use recreational and medical markets, as applicable, and they may be unable to export that oversupply into other markets where cannabis use is fully legal under all applicable jurisdictional laws. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If such supply or price fluctuations were to occur, companies operating in the cannabis industry may see revenue and profitability fluctuate materially and their business, financial condition, results of operations and prospects may be adversely affected, as could our business, financial condition and results of operations.

Consumer preferences may change, and the portfolio company may be unsuccessful in acquiring or retaining consumers and keeping pace with changing market developments.

As a result of changing consumer preferences, many consumer products attain financial success for a limited period of time. Even if a portfolio company’s products find success at retail, there can be no assurance that such products will continue to be profitable. A portfolio company’s success will be significantly dependent upon its ability to develop new and improved product lines and adapt to consumer preferences. Even if a portfolio company is successful in introducing new products or developing its current products, a failure to gain consumer acceptance or to update products could cause a decline in the products’ popularity and impair the brands. In addition, a portfolio company may be required to invest significant capital in the creation of new product lines, strains, brands, marketing campaigns, packaging and other product features, none of which are guaranteed to be

SILVER SPIKE INVESTMENT CORP.

successful. Failure to introduce new features and product lines and to achieve and sustain market acceptance could result in the portfolio company being unable to satisfy consumer preferences and generate revenue.

A portfolio company’s success depends on its ability to attract and retain consumers. There are many factors which could impact its ability to attract and retain consumers, including its ability to continually produce desirable and effective products, the successful implementation of its consumer acquisition plan and the continued growth in the aggregate number of potential consumers. A portfolio company may not be successful in developing effective and safe new products, anticipating shifts in social trends and consumer demands, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals. A portfolio company’s failure to acquire and retain consumers could have a material adverse effect on the business of the portfolio company and us.

In addition, the patterns of cannabis consumption may shift over time due to a variety of factors, including changes in demographics, social trends, public health policies and other leisure or consumption behaviors. If consumer preferences for a portfolio company’s products or cannabis products in general do not develop, or if once developed, they were to move away from its products or cannabis products in general, or if a portfolio company is unable to anticipate and respond effectively to shifts in consumer behaviors, it may be adversely affected.

The cannabis industry is highly competitive and evolving.

The market for businesses in the cannabis industry is highly competitive and evolving. There may be no material aspect of our portfolio companies’ businesses that is protected by patents, copyrights, trademarks or trade names, and they may face strong competition from larger companies, including those that may offer similar products and services to our portfolio companies. Potential competitors may have longer operating histories, significantly greater financial, marketing or other resources, and larger client bases than our portfolio companies, and there can be no assurance that they will be able to successfully compete against these or other competitors. Additionally, because the cannabis industry is at an early stage, a portfolio company may face additional competition from new entrants, including as a result of an increased number of licenses granted under any applicable regulatory regime.

If the number of users of medical cannabis increases, and/or if the national demand for recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, a portfolio company may require a continued high level of investment in research and development, marketing, sales and client support. However, a portfolio company may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of operations of such portfolio company, as well as our business, financial condition and results of operations. Additionally, as new technologies related to the cultivation, processing, manufacturing, and research and development of cannabis are being explored, there is potential for third-party competitors to be in possession of superior technology that would reduce any relative competitiveness a portfolio company may have.

As the legal landscape for cannabis continues to evolve, it is possible that the cannabis industry will undergo consolidation, creating larger companies with greater financial resources, manufacturing and marketing capabilities, and product offerings. Given the rapid changes affecting the global, national and regional economies generally, and the cannabis industry in particular, our portfolio companies may not be able to create and maintain a competitive advantage in the marketplace.

The success of any such portfolio company will depend on its ability to keep pace with any changes in such markets, particularly legal and regulatory changes. For example, it is likely that a portfolio company, and its competitors, will seek to introduce new products in the future. The success of such portfolio companies will also depend on their ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure by them to anticipate or respond adequately to such changes could have a material adverse effect on the financial condition and results of operations of us and our portfolio companies.

The technologies, process and formulations a portfolio company uses may face competition or become obsolete.

Many businesses in the cannabis industry face rapidly changing markets, technology, emerging industry

SILVER SPIKE INVESTMENT CORP.

standards and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render a portfolio company’s products obsolete, less competitive or less marketable. The process of developing their products is complex and requires significant continuing costs, development efforts and third-party commitments, including licensees, researchers, collaborators and lenders. A portfolio company’s failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect its and our business, financial condition and results of operations. A portfolio company may be unable to anticipate changes in its customer requirements that could make its existing technology, processes or formulations obsolete. Its success will depend in part on its ability to continue to enhance its existing technologies, develop new technology that addresses the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of its proprietary technology, processes and formulations may entail significant technical and business risks. A portfolio company may not be successful in using its new technologies or exploiting its niche markets effectively or adapting its business to evolving customer or medical requirements or preferences or emerging industry standards.

There is uncertainty in pricing and demand for cannabis-based products.

The anticipated pricing of cannabis products may differ substantially from current levels given changes in the competitive and regulatory landscape. A portfolio company’s business model may be susceptible to erosion of profitability should cannabis and cannabis-related products experience secular pricing changes. Potential sources of pricing changes include overproduction, regulatory action, increased competition or the emergence of new competitors. Additionally, even if pricing of the broader cannabis and cannabis-related product market is sustained, there is no guarantee that a portfolio company will be successful in creating and maintaining consumer demand and estimated pricing levels. To do this, the portfolio company may be dependent upon, among other things, continually producing desirable and effective cannabis and cannabis-related products and the continued growth in the aggregate number of cannabis consumers. Campaigns designed to enhance a portfolio company’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If the portfolio company is unable to attract new consumers, it may not be able to increase its sales.

A portfolio company may have difficulty in forecasting sales and other business metrics.

A portfolio company may rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. If the portfolio company underestimates the demand for its products, it may not be able to produce products that meet its stringent requirements, and this could result in delays in the shipment of products and failure to satisfy demand, as well as damage to reputation and partner relationships. If the portfolio company overestimates the demand for its products, it could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm the portfolio company’s gross margins and brand management efforts, which could impact our business, results of operations and financial condition.

Due to the nascent nature of the market, it could be difficult for the portfolio company to forecast demand. In particular, it could be difficult to forecast the rate of the illicit cannabis market crossing over to the legal market. If the market does not develop as the portfolio company expects, it could have a material adverse effect on its business, results of operations and financial condition, which could in turn have an adverse effect on our business, results of operations and financial condition. In addition to inherent risks and difficulties forecasting sales, anticipated costs and yields are also challenging to predict with certainty as the cannabis industry is in its relative infancy and rapidly evolving. If portfolio companies make capital investments based on flawed sales, costs and yields forecasts, the portfolio company may not achieve its expected, or any, return on invested capital. Failure to realize forecasted sales, costs and yields could have a material adverse effect on the portfolio company’s business, results of operations and financial condition, as well as our business, results of operations and financial condition.

Portfolio companies may have difficulty borrowing from or otherwise accessing the service of banks, which may make it difficult to sell products and services.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for

SILVER SPIKE INVESTMENT CORP.

prosecution under the federal money laundering statutes, the unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCEN”), a division of the U.S. Department of the Treasury (the “FinCEN Memo”), clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Despite the rescission of memoranda that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, FinCEN has not rescinded the FinCEN Memo. While this memo appears to be a standalone document and is presumptively still in effect, FinCEN could elect to rescind the FinCEN Memo at any time. Banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty in establishing banking relationships. The inability of portfolio companies to maintain bank accounts would make it difficult for them to operate their business, would increase their operating costs and pose additional operational, logistical and security challenges, and could result in their inability to implement their business plan.

The development and operation of businesses in the cannabis industry may require additional financing, which may not be available on favorable terms, if at all.

Due to the growth in the cannabis industry, the continued development and operation of businesses in the cannabis industry may require additional financing. The failure of portfolio companies to raise such capital could result in the delay or indefinite postponement of current business objectives or the cessation of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable.

Portfolio companies may be subject to product liability claims.

If we invest in a portfolio company operating as a manufacturer and distributor of products utilizing cannabis for human consumption, such portfolio companies will face an inherent risk of exposure to product liability claims, regulatory action and litigation if their products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third-parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. Our portfolio companies may be subject to various product liability claims, including, among others, that the products they produced caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

A product liability claim or regulatory action against a portfolio company could result in increased costs, could adversely affect its reputation with its clients and consumers generally, and could have a material adverse effect on its results of operations and financial condition, which in turn could adversely affect our results of operations and financial condition. There can be no assurances that a portfolio company will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.

Portfolio companies may not be able to obtain adequate insurance coverage in respect of the risks such business faces, the premiums for such insurance may not continue to be commercially justifiable or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that they face.

Although we expect our portfolio companies to have insurance coverage with respect to the assets and operations of their businesses, such insurance coverage will be subject to coverage limits and exclusions and may not be available for the risks and hazards to which they are exposed. In addition, no assurance can be given that such insurance will be adequate to cover their liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If a portfolio company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, such portfolio company may be exposed to material uninsured liabilities that could impede such company’s liquidity, profitability or solvency, potentially impacting our results of operations and financial condition.

Due to our involvement in the regulated cannabis industry, we and our borrowers may have a difficult time

SILVER SPIKE INVESTMENT CORP.

obtaining or maintaining the various insurance policies that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us and our borrowers to find and more expensive, because of our borrowers’ involvement in the regulated cannabis industry. There are no guarantees that we or our borrowers will be able to find such insurance now or in the future, or that such insurance will be available on economically viable terms. If we or our borrowers are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, may expose us to additional risk and financial liabilities and, in the case of an uninsured loss, may result in the loss of anticipated cash flow or the value of our loan.

We, portfolio companies or the cannabis industry more generally may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in the United States and in other countries, including Canada, relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for the cannabis products of a portfolio company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or the products of a portfolio company specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect such portfolio company. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Third-parties with whom we do business may perceive themselves as being exposed to reputational risk by virtue of their relationship with us and may ultimately elect not to do business with us.

If we invest in a portfolio company in the cannabis industry, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our investment in a cannabis business. Failure to establish or maintain business relationships could have a material adverse effect on us.

Our reputation and ability to do business, as well as the reputation of our portfolio companies and their ability to do business, may be negatively impacted by the improper conduct of business partners, employees or agents.

We cannot provide assurance that the internal controls and compliance systems of our portfolio companies will always protect us from acts committed by such companies’ employees, agents or business partners in violation of applicable laws and regulations in the jurisdictions in which they conduct operations, including those applicable to businesses in the cannabis industry. Any improper acts or allegations could damage our reputation, the reputation of our portfolio companies and subject us and our portfolio companies to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us or our portfolio companies to incur significant legal and investigatory fees.

Portfolio companies may be subject to regulatory, legal or reputational risk associated with potential misuse of their products by their customers.

We cannot provide assurance that a portfolio company’s customers will always use its products in the manner in which they intend. Any misuse of their products by their customers could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause them to incur significant legal and investigatory fees.

SILVER SPIKE INVESTMENT CORP.

A portfolio company may not succeed in promoting and sustaining its brands, which could have an adverse effect on its future growth and business.

A critical component of a portfolio company’s future growth is its ability to promote and sustain its brands, often achieved by providing a high-quality user experience. An important element of a portfolio company’s brand promotion strategy is establishing a relationship of trust with its consumers. In order to provide a high-quality user experience, a portfolio company may need to have invested and continue to invest substantial resources in the development of products, infrastructure, fulfillment and customer service operations. Campaigns designed to enhance a portfolio company’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If a portfolio company is unable to attract new customers or its consumers are dissatisfied with the quality of the products sold to them or the customer service they receive and their overall customer experience, it could see a decrease in sales, which could have a material adverse effect on the portfolio company’s business, financial condition and results of operations, which in turn, could have an adverse effect on our business, financial condition and results of operations.

Certain events or developments in the cannabis industry more generally may impact our reputation or the reputation of our portfolio companies.

Damage to our reputation or the reputation of our portfolio companies can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. If we invest in a portfolio company in the cannabis industry, because cannabis has been commonly associated with various other narcotics, violence and criminal activities, there is a risk that such business might attract negative publicity. There is also a risk that the actions of other companies, service providers and customers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation or the reputation of our portfolio companies. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our and our portfolio companies’ activities and the cannabis industry in general, whether true or not.

We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize our investments.

The cannabis industry is subject to the risks inherent in an agricultural business, including the risk of crop failure.

The growing of cannabis is an agricultural process. As such, a portfolio company with operations in the cannabis industry is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks.

Although some cannabis production is conducted indoors under climate controlled conditions, cannabis continues to be grown outdoors and there can be no assurance that artificial or natural elements, such as insects and plant diseases, will not entirely interrupt production activities or have an adverse effect on the production of cannabis and, accordingly, the operations of a portfolio company, which could have an adverse effect on our business, financial condition and results of operations.

The cannabis industry is subject to transportation disruptions, including those related to an agricultural product.

As a business revolving mainly around the growth of an agricultural product, the ability to obtain speedy, cost-effective and efficient transport services will be essential to the prolonged operations of a portfolio company’s business. Should such transportation become unavailable for prolonged periods of time, it could have a material adverse effect on the portfolio company’s business, financial condition and results of operations, which could also have an adverse effect on our business, financial condition and results of operations.

Due to the nature of a portfolio company’s products, security of the product during transportation to and from its

SILVER SPIKE INVESTMENT CORP.

facilities may be important. A breach of security during transport or delivery could have a material adverse effect on a portfolio company’s business, financial condition and results of operations, which could also have an adverse effect on our business, financial condition and results of operations. Any breach of the security measures during transport or delivery, including any failure to comply with recommendations or requirements of regulatory authorities, could also have an impact on the portfolio company’s ability to continue operating under its license or the prospect of renewing its licenses.

Many cannabis businesses are subject to significant environmental regulations and risks.

Participants in the cannabis industry are subject to various environmental regulations in the jurisdictions in which they operate. These regulations may mandate, among other things, the maintenance of air and water quality standards and land reclamation. These regulations may also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect a portfolio company.

Many cannabis businesses are dependent on key personnel with sufficient experience in the cannabis industry.

The success of businesses in the cannabis industry is largely dependent on the performance of their respective management teams and key employees and their continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and significant costs may be incurred to attract and retain them. The loss of the services of any key personnel, or an inability to attract other suitably qualified persons when needed, could prevent a business from executing on its business plan and strategy, and the business may be unable to find adequate replacements on a timely basis, or at all.

There are a limited number of management teams in the cannabis industry that are familiar with U.S. securities laws.

There are a limited number of management teams in the cannabis industry that have U.S. public company experience. As a result, management of a portfolio company, including any key personnel that it hires in the future, may not be familiar with U.S. securities laws. If such management team is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

It may be difficult to continuously maintain and retain a competitive talent pool with public company standards.

As we grow, our Adviser may need to hire additional human resources to continue to develop our business. However, experienced talent, including senior management, with public company background in the areas of cannabis research and development, growing cannabis and extraction are difficult to source, and there can be no assurance that the appropriate individuals will be available or affordable.

Without adequate personnel and expertise, the growth of our business may suffer. There can be no assurance that our Adviser will be able to identify, attract, hire and retain qualified personnel and expertise in the future, and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

A portfolio company may be dependent on skilled labor and suppliers.

The ability of a portfolio company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that a portfolio company will be successful in maintaining its required supply of skilled labor, equipment, parts and components. Qualified individuals are in high demand, and the portfolio company may incur significant costs to attract and retain them. It is also possible that the final costs of the major equipment and materials, including packaging materials, contemplated by the portfolio company’s capital expenditure program may be significantly

SILVER SPIKE INVESTMENT CORP.

greater than anticipated by the portfolio company’s management, and may be greater than funds available to the portfolio company, in which circumstance the portfolio company may curtail, or extend the time frames for completing, its capital expenditure plans. This could have a material adverse effect on the portfolio company’s business, financial condition and results of operations, which could also have an adverse effect on our business, financial condition and results of operations.

Fraudulent or illegal activity by employees, contractors and consultants may adversely affect our portfolio companies’ business, financial condition or results of operations.

A portfolio company may be exposed to the risk that any of its employees, independent contractors or consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violate (i) government regulations, (ii) manufacturing standards, (iii) federal, state and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for the portfolio company to identify and deter misconduct by its employees and other third-parties, and the precautions taken by the portfolio company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the portfolio company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the portfolio company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the business of the portfolio company, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the operations of the portfolio company, any of which could have a material adverse effect on the portfolio company’s business, financial condition and results of operations, as well as our business, financial condition and results of operations.

A portfolio company may be reliant on key inputs and may not be able to realize its cannabis production or capacity targets. The price of production of cannabis will also vary based on a number of factors outside of our portfolio companies’ control.

A portfolio company’s ability to produce and process cannabis, and the price of production, may be affected by a number of factors, including available space, raw materials, plant design errors, non-performance by third-party contractors, increases in materials or labor costs, construction performance falling below expected levels of output or efficiency, environmental pollution, contractor or operator errors, breakdowns, processing bottlenecks, aging or failure of equipment or processes, labor disputes, as well as factors specifically related to indoor agricultural practices, such as reliance on provision of energy and utilities to the facility, and potential impacts of major incidents or catastrophic events on the facility, such as fires, explosions, earthquakes or storms. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition and operating results of a portfolio company. Some of these inputs may only be available from a single supplier or a limited group of suppliers, including access to the electricity grid. If a sole source supplier was to go out of business, the portfolio company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the portfolio company in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations and prospects of such businesses, as well as an adverse impact on our business, financial condition and results of operations.

In addition, the price of production, sale and distribution of cannabis will fluctuate widely due to, among other factors, how young the cannabis industry is and the impact of numerous factors beyond the control of such businesses, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods.

A portfolio company may be vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, which makes a portfolio company vulnerable to rising energy costs and/or the availability of stable energy sources. Accordingly, rising or volatile energy costs

SILVER SPIKE INVESTMENT CORP.

or the inability to access stable energy sources may have a material adverse effect on the portfolio company’s business, financial condition and results of operations, which could also adversely affect our business, financial condition and results of operations.

There may be a lack of access to U.S. bankruptcy protections for portfolio companies.

Because cannabis is illegal under U.S. federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If a portfolio company were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available, which could have a material adverse effect on the financial condition and prospects of such business and on our rights as lenders and security holders.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.

Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV.

Investing in our common stock may involve an above-average degree of risk.

The investments we intend to make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the expected market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	inability to obtain any exemptive relief that may be required by us from the SEC, if any;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;

•	loss of our BDC or RIC status;

•	changes in earnings or variations in operating results or distributions that exceed our net investment income;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in accounting guidelines governing valuation of our investments;

•	changes in the value of our portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of our portfolio companies;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

SILVER SPIKE INVESTMENT CORP.

•	sales of our common stock by the Seed Investor (as defined below);

•	departure of our Adviser’s key personnel; and

•	general economic trends and other external factors, including those related to the COVID-19 pandemic.

If our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

Sales of substantial amounts of our common stock in the public market, including by the Seed Investor, may have an adverse effect on the market price of our common stock.

The Adviser was the seed investor of the Company (the “Seed Investor”) and provided initial funding to the Company by purchasing approximately $63 million of our common stock in our initial public offering. The Seed Investor provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. Although the Seed Investor is subject to a 180-day lock-up agreement, the Seed Investor does not expect to hold our common stock indefinitely, and may sell our common stock at a future point in time. In order for the Seed Investor’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Seed Investor to make recurring sales of our common stock on a periodic basis. Sales of substantial amounts of our common stock, including by the Seed Investor or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

The Seed Investor has significant influence over us, including having an approximately 72% vote for matters that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

The Seed Investor holds approximately 72% of our voting stock and has the ability to exercise substantial control over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of our charter, our ability to issue our common stock at a price below NAV per share, and the approval of any merger or other extraordinary corporate action.

Certain provisions of our charter and bylaws and actions of our Board of Directors could deter takeover attempts and have an adverse impact on the value of shares of our common stock.

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third-party from attempting to acquire us. Our Board of Directors is divided into three classes of directors serving staggered three-year terms. Our Board of Directors may, without stockholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

Our common stockholders will bear the expenses associated with our borrowings, and the holders of our debt securities will have certain rights senior to our common stockholders.

If in the future we issue debt securities, all of the costs of offering and servicing such debt, including interest thereon, will be borne by our common stockholders. The interests of the holders of any debt we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt to receive interest or principal repayment will be senior to those of our common stockholders. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets.

SILVER SPIKE INVESTMENT CORP.

Stockholders may incur dilution if we issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the NAV per share of our common stock at the time of any such subscription, conversion or purchase. Any decision to sell securities to subscribe to, convert to or purchase shares of our common stock will be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to distributions and our NAV, and other economic aspects of the common stock.

Members of our management team and our board of directors and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and our board of directors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and our board of directors and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to operate our business and may have an adverse effect on the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 600 Madison Avenue, Suite 1800, New York, NY 10022. We believe that our office facilities are suitable and adequate for our business as presently conducted.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

SILVER SPIKE INVESTMENT CORP.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the symbol “SSIC” in connection with our IPO of shares of our common stock.

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On June 27, 2022, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.15 per share, which represented a discount of approximately 32.8% to our net asset value per share of $13.61 as of March 31, 2022.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending March 31, 2023
First Quarter (through June 27, 2022)	*	$13.50	$7.80	*	*	*
Year Ending March 31, 2022
Fourth Quarter(4)	$13.61	$14.41	$12.57	5.9%	-7.6%	$-

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the end of the applicable quarter).

(3)	Represents the dividend or distribution declared in the relevant quarter.

(4)	Shares of our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the trading symbol “SSIC.”

*	Not determined at time of filing.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. At times, our shares of common stock have traded at prices both above and below our net asset value per share. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below net asset value per share.

Holders

As of June 27, 2022, there were approximately 2 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

SILVER SPIKE INVESTMENT CORP.

Distributions

To the extent that we have income available, we intend to make quarterly distributions to our stockholders beginning after our first full quarter of operations. The amount of our distributions, if any, will be determined by our Board of Directors.

We intend to elect to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, commencing with our taxable year ending March 31, 2022. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To obtain and maintain RIC tax treatment, we must distribute (or be deemed to distribute) at least 90% of the sum of our: investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our stockholders) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our stockholders. The discussion below assumes that we will qualify to be treated as a RIC for U.S. federal tax purposes each year.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current-year dividend distributions, and pay the U.S. federal excise tax as described below.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current-year distributions into the next tax year. We will be subject to a 4% excise tax on a certain portion of these undistributed amounts. Please refer to “Item 1. Business — Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Business Development Company Regulations” and “Item 1. Business —Material U.S. Federal Income Tax Considerations.”

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed and as a result, in such cases, the excise tax will be imposed. In such an event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions. However, our Board of Directors, including a majority of our independent directors, will be required to determine that making return of capital distributions from our offering proceeds is in the best interests of our stockholders based upon our then-current financial condition and our expected future growth prospects.

We made no distributions during the fiscal year ended March 31, 2022.

Dividend Reinvestment Plan

We have adopted an “opt out” dividend reinvestment plan for our stockholders. As a result, if we declare a dividend, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. Stockholders who receive distributions in the form of shares of our common stock generally are subject to the same U.S. federal income tax consequences as are stockholders who elect to receive their distributions in cash.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended March 31, 2022.

Performance Graph

The following stock performance graph compares the cumulative stockholder return of an investment in our common stock, and the S&P BDC Index, S&P 500 Index and NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities prior to any tax effect.

SILVER SPIKE INVESTMENT CORP.

* Assumes $100 invested on 2/4/2022 (first date our common stock began trading on the Nasdaq Global Market) in each of our common stock and the S&P BDC Index, S&P 500 Index and NASDAQ Financial 100 Index, including reinvestment of dividends.

The stock price performance included in the above performance graph is based on historical data and is not necessarily indicative of future stock performance. The performance graph and other information furnished under Part II. Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis or our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this annual report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors.” Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a specialty finance company formed to invest across the cannabis ecosystem through investments in the form of direct loans to, and equity ownership of, privately held cannabis companies. All of our investments are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We will make equity investments only in companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, including U.S. federal laws. We may make loans to companies that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We are externally managed by SSC and seek to expand the compliant cannabis investment activities of SSC’s leading investment platform in the cannabis industry. We primarily seek to partner with private equity firms, entrepreneurs, business owners and management teams to provide credit and equity

SILVER SPIKE INVESTMENT CORP.

financing alternatives to support buyouts, recapitalizations, growth initiatives, refinancings and acquisitions across cannabis companies, including cannabis-enabling technology companies, cannabis-related health and wellness companies, and hemp and CBD distribution companies. Under normal circumstances, each such cannabis company derives at least 50% of its revenues or profits from, or commits at least 50% of its assets to, activities related to cannabis at the time of our investment in the cannabis company. We are not required to invest a specific percentage of our assets in such cannabis companies, and we may make debt and equity investments in other companies in the health and wellness sector.

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We will seek to capitalize on what we believe to be nascent cannabis industry growth and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.” In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

Generally, the loans in which we expect to invest will have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

The loans in which we tend to invest typically pay interest at rates which are determined periodically on the basis of the London-Interbank Offered Rate, or “LIBOR”, or Secured Overnight Financing Rate (“SOFR”), plus a premium. The loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We expect to invest in loans made primarily to private leveraged middle-market companies with approximately $5 million to $50 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $1.25 billion of potential investments in varying stages of underwriting.

We will be externally managed by Silver Spike Capital, LLC (“SSC”). SSC will also provide the administrative services necessary for us to operate. We believe that our ability to leverage the existing investment management platform of SSC will enable us to operate more efficiently and with lower overhead costs than other newly formed funds of comparable size.

SILVER SPIKE INVESTMENT CORP.

We were formed in January 2021 as a Maryland corporation and structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a business development company, or BDC, under the 1940 Act. In addition, for U.S. federal income tax purposes we intend to elect to be treated, and intend to qualify annually to be treated, as a regulated investment company, or RIC, under Subchapter M of the Code, commencing with our taxable year ending March 31, 2022.

Revenues

We intend to generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to six years. We expect that the majority of our loan portfolio will bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments will generally be payable either monthly or quarterly.

Our investment portfolio will consist primarily of floating rate loans, and our credit facilities will bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, OID and market discount or premium are capitalized, and we accrete or amortize such amounts under accounting principles generally accepted in the United States of America (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity will also reflect the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the Statements of Operations.

Expenses

For the reporting periods, the majority of expenses were offering and organizational costs, as the initial public offering was made during the reporting period. Going forward, our primary operating expenses will be the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by SSC in performing its obligations under the Administration Agreement. Our investment management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments. See “Item 1. Business—Investment Advisory Agreement.”

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	the cost of our organization and offerings;

SILVER SPIKE INVESTMENT CORP.

•	the cost of calculating our NAV, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees and expenses payable under any underwriting agreements, if any;

•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;

•	expenses, including travel expenses, incurred by the Adviser, or members of the investment team, or payable to third-parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	management and incentive fees payable pursuant to the Investment Advisory Agreement;

•	fees payable to third-parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	costs, including legal fees, associated with compliance under cannabis laws;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at industry and investor conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees and fees payable to rating agencies;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	cost of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing;

•	the cost of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	brokerage commissions and other compensation payable to brokers or dealers;

•	research and market data;

•	fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing and staff;

•	fees and expenses associated with independent audits, and outside legal and consulting costs;

•	costs of winding up;

SILVER SPIKE INVESTMENT CORP.

•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

•	extraordinary expenses (such as litigation or indemnification); and

•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We expect, but cannot assure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Hedging

To the extent that any of our loans and other investments are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in connection with settling them will be borne by us.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds of any future offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

In addition, we expect to enter into a credit facility in the near future. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding).

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of March 31, 2022, we had cash resources of approximately $85 million and no indebtedness.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in our financial statements. We will continuously evaluate our estimates, including those related to the matters described below. These estimates will be based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Investment Valuation

Investments for which market quotations are readily available are typically valued at the bid price of those market

SILVER SPIKE INVESTMENT CORP.

quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board of Directors, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board of Directors.

As part of the valuation process, the Board of Directors takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board of Directors considers whether the pricing indicated by the external event corroborates its valuation.

The Board of Directors undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

•	With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed-upon valuation recommendations are presented to the Audit Committee;

•	The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board of Directors; and

•	The Board of Directors reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

SILVER SPIKE INVESTMENT CORP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected previously.

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which is intended to address valuation practices and the role of the board of directors with respect to the fair value of the investments of a registered investment company or business development company. Among other things, Rule 2a-5 will permit a fund’s board to designate the fund’s primary investment adviser to perform the fund’s fair value determinations, which will be subject to board oversight and certain reporting and other requirements intended to ensure that the board receives the information it needs to oversee the investment adviser’s fair value determinations. Compliance with Rule 2a-5 will not be required until September 2022. We continue to review Rule 2a-5 and its impact on our valuation policies and related practices.

Revenue Recognition

Interest Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest are generally reversed through interest income. Non-accrual loans are restored to accrual status when past-due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

SILVER SPIKE INVESTMENT CORP.

Other Contractual Obligations

We will have certain commitments pursuant to our Investment Advisory Agreement that we have entered into with SSC. We have agreed to pay a fee for investment advisory services consisting of two components: a base management fee and an incentive fee. Payments under the Investment Advisory Agreement will be equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee, as described in more detail below. See “Item 1. Business—Investment Advisory Agreement.” We have also entered into a contract with SSC to serve as our administrator. Payments under the Administration Agreement will equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligation under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). See “Item 1. Business—Administration Agreement.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including interest rate risk and credit risk.

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under any credit facility, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.”

Credit Risk

Credit risk is the risk that a decline in the credit quality of an investment could cause the Company to lose money. The Company could lose money if the issuer or guarantor of a portfolio security or a counterparty to a derivative contract fails to make timely payment or otherwise honor its obligations. Fixed income securities rated below investment grade (junk bonds) involve greater risks of default or downgrade and are generally more volatile than investment grade securities. Below investment grade securities involve greater risk of price declines than investment grade securities due to actual or perceived changes in an issuer’s creditworthiness. In addition, issuers of below investment grade securities may be more susceptible than other issuers to economic downturns. Such securities are subject to the risk that the issuer may not be able to pay interest or dividends and ultimately to repay principal upon maturity. Discontinuation of these payments could substantially adversely affect the market value of the security.

SILVER SPIKE INVESTMENT CORP.

Item 8. Financial Statements and Supplementary Data

SILVER SPIKE INVESTMENT CORP.

Shareholders and Board of Directors

Silver Spike Investment Corp.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Silver Spike Investment Corp. (the “Company”), as of March 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for the year ended March 31, 2022 and for the period from January 25, 2021 (Inception) through March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended March 31, 2022 and for the period from January 25, 2021 (Inception) through March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2021.

New York, NY

June 29, 2022

SILVER SPIKE INVESTMENT CORP.

Statements of Assets and Liabilities

	March 31, 2022	March 31, 2021
ASSETS
Cash & cash equivalents	$84,766,060		$-
Prepaid expenses	256,512		-
Interest receivable	9,215		-
Deferred offering cost	-		276,256
Total assets	$85,031,787		$276,256

LIABILITIES

Offering cost payable	$264,581		$276,256
Audit fees payable	50,000		10,000
Administrator fees payable	47,151		-
Organizational costs payable	34,168		149,715
Legal fees payable	33,983		-
Director's fee payable	24,370		-
Other payables	25,359		-
Due to affiliate	85		-
Total liabilities	$479,697		$435,971

Commitments and contingencies (Note 6)

NET ASSETS/(NET LIABILITIES)
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,672 and 0 shares issued and outstanding as of March 31, 2022 and March 31, 2021, respectively	$62,147		$-
Additional paid-in-capital	84,917,788		-
Distributable earnings/(Accumulated losses)	(427,845)		(159,715)
Total net assets/(net liabilities)	$84,552,090		$(159,715)
NET ASSET VALUE PER SHARE	$13.61	$	N/A

SILVER SPIKE INVESTMENT CORP.

Statements of Operations

	Year ended March 31, 2022	For the period from January 25, 2021 (Inception) through March 31, 2021
INVESTMENT INCOME:
Non-controlled/non-affiliate investment income:
Interest income	$10,073		$-
Total investment income:	10,073		-

EXPENSES:
Organizational expenses	328,002		149,715
Administrator fees	47,151		-
Insurance expense	46,488		-
Audit expense	40,000		10,000
Custodian fees	36,000		-
Professional fees	34,920		-
Legal expenses	34,069		-
Other expense	6,808		-
Total expenses	573,438		159,715

NET INVESTMENT INCOME (LOSS)	(563,365)		(159,715)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(563,365)		$(159,715)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$(0.64)	$	N/A
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$(0.64)	$	N/A
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	877,409		N/A

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets

Common Stock
	Shares	Par value	Additional paid-in-capital	Distributable Earnings/(Accumulated Loss)	Total net assets/(net liabilities)
Balance, January 25, 2021 (Inception)	-	$-	$-	$-	$-
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(159,715)	(159,715)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Capital Transactions
Issuance of common stock	-	-	-	-	-
Effect of permanent adjustments	-	-	-	-	-
Balance, March 31, 2021	-	$-	$-	$(159,715)	$(159,715)

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/(Accumulated Loss)	Total net assets/(net liabilities)
Balance, March 31, 2021	-	$-	$-	$(159,715)	$(159,715)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(563,365)	(563,365)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Capital Transactions
Issuance of common stock, net of offering costs of $1,690,184	6,214,672	62,147	85,213,023	-	85,275,170
Effect of permanent adjustments	-	-	(295,235)	295,235	-
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows

	Year ended March 31, 2022	For the period from January 25, 2021 (Inception) through March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(563,365)	$(159,715)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
(Increase)/Decrease in operating assets:
Prepaid expenses	(256,512)	-
Interest receivable	(9,215)	-
Deferred offering cost	276,256	(276,256)
Increase/(Decrease) in operating liabilities:
Organizational costs payable	(115,547)	149,715
Offering cost payable	(11,675)	276,256
Administrator fees payable	47,151	-
Audit fees payable	40,000	10,000
Legal fees payable	33,983	-
Director's fee payable	24,370
Other payables	25,359	-
Due to affiliate	85	-

Net cash provided by (used in) operating activities	(509,110)	-

Cash flows from financing activities:
Issuance of common stock, net of offering costs	85,275,170	-
Net cash provided by (used in) financing activities	85,275,170	-

Net increase (decrease) in cash and cash equivalents	84,766,060	-
Cash and cash equivalents, beginning of year/period	-	-
Cash and cash equivalents, end of year/period	$84,766,060	$-

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements

NOTE 1 - ORGANIZATION

Silver Spike Investment Corp. (an emerging growth company) (the “Company”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ending December 31, 2021. The Company intends to adopt the tax year end of March 31, 2022 and elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company is managed by Silver Spike Capital, LLC ("SSC"), a registered investment advisor under the Investment Advisers Act of 1940 with the Securities and Exchange Commission. SSC has engaged SS&C Technologies, Inc and ALPS Fund Services, Inc. ("SS&C") to perform administrative services necessary for the Company to operate.

The Company's investment objective is to maximize risk-adjusted returns on equity for its shareholders. The Company will seek to drive return on equity by generating current income from debt investments and capital appreciation from equity and equity-related investments. The Company intends to achieve its investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in private leveraged middle-market cannabis companies and other companies in the health and wellness sector. The debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Articles 6 and 12 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the financial statements have been made.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.

Cash and Cash Equivalents: Cash and cash equivalents consist of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered level 1 in the fair value hierarchy in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement ("ASC 820"). Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. As of March 31, 2022 and 2021, cash and cash equivalents consisted of $84.8 million and nil, respectively, of which $84.8 million and nil, respectively, is held in the State Street Institutional U.S. Government Money Market Fund.

Earnings per share: In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis.

Interest income: Interest income on securities and debt investments are recorded on the accrual basis to the extent that such amounts are payable by issuers and are expected to be collected. When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2022 and March 31, 2021, there were no loan investments in the portfolio to evaluate non-accrual status or accrual status. Interest income earned on the money market fund and money market deposit account was $10,073 and nil for the year ended March 31, 2022 and for the period from January 25 (Inception) through March 31, 2021, respectively. As of March 31, 2022 and March 31, 2021, $9,215 and nil, respectively were recorded as interest receivable.

Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe paid-in-kind (“PIK”) interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest are generally reversed through interest income. Non-accrual loans are restored to accrual status when past-due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements – (continued)

Income Taxes: The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ending December 31, 2021. The Company intends to adopt the tax year end of March 31, 2022 and elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. As a RIC, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company would also be subject to a 4% federal excise tax based on distribution requirements of its taxable income on a calendar year basis for ordinary income and on a 12 month basis ending October 31 for capital gains. The Company anticipates timely distribution of its taxable income within the tax rules. However, the Company may incur a federal excise tax in future years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of March 31, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Organization Expenses and Offering Costs:

Organizational expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the year ended March 31, 2022 and for the period from January 25, 2021 (Inception) through March 31, 2021, the Company incurred organizational expenses of $328,002 and $149,715, respectively, of which $34,168 and $149,715 of organizational costs remained payable on the Statements of Assets and Liabilities as of March 31, 2022 and March 31, 2021, respectively.

Offering costs

These costs consist primarily of legal fees and other costs incurred in connection with the Company's share offerings, the preparation of the Company's registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and are included in deferred offering costs in the Statements of Assets and Liabilities. Costs were charged to capital upon the completion of the Company’s public offering. For the year ending March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021 offering costs of $1,413,928 and $276,256, respectively, were charged to capital, of which $264,581 and $276,256 of offering costs remained payable as of March 31, 2022 and March 31, 2021, respectively.

New Accounting Standards: Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Pursuant to the investment advisory agreement between the Company and SSC (the “Investment Advisory Agreement”), fees payable to SSC are equal to (a) a base management fee of 1.75% of the value of the Company’s gross assets (i.e., total assets held before deduction of any liabilities), which includes investments acquired with the use of leverage and excludes cash and cash equivalents and (b) an incentive fee based on the Company’s performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of the Company’s “Pre-Incentive Fee Net Investment Income” for the quarter, subject to a preferred return, or “hurdle,” of 1.75% per quarter (7% annualized), and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement) and equals 20% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

Pursuant to the administration agreement between the Company and SSC (the "Administration Agreement"), the Company shall reimburse SSC for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to a sub-administrator. The Company is not responsible for the compensation of its employees and overhead expenses of SSC. For the periods ended March 31, 2021 and March 31, 2022, the Advisor has waived any expense reimbursement, other than those associated with the delegation of its obligations to a sub-administrator.

Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $85 and nil as of March 31, 2022 and March 31, 2021, respectively, are due to SSC for expenses it paid, on our behalf. As of March 31, 2022, the total paid to SSC for reimbursement was $387,373. Subsequent to March 31, 2022, all expenses have been reimbursed.

SSC was the seed investor of the Company and provided initial funding to the Company by purchasing approximately $63 million of the Company’s common stock in the Company’s initial public offering. SSC provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. Although SSC is subject to a 180-day lock-up agreement, SSC does not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock at a future point in time. In order for SSC’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate SSC to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by SSC or other large stockholders,

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements – (continued)

or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

SSC holds approximately 72% of the Company’s voting stock and has the ability to exercise substantial control over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of the Company’s charter, the Company’s ability to issue its common stock at a price below NAV per share, and the approval of any merger or other extraordinary corporate action.

SSC has agreed to absorb $2.07M, the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.

NOTE 4 – SHARE DATA

In connection with its formation, the Company authorized 100,000,000 shares of its common stock with a par value of $0.01 per share. SSIC sold 6,214,672 common stock shares in exchange for approximately $87 million as of March 31, 2022.

NOTE 5 – INDEMNIFICATION

Under the Company’s organizational documents, the Company’s officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company's maximum exposure under these agreements cannot be known; however, the Company expects any risk of loss to be remote.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of March 31, 2022 and March 31, 2021.

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021:

	Year ended March 31, 2022	For the period from January 25, 2021 (Inception) to March 31, 2021
Net increase (decrease) in net assets resulting from operations	$(563,365)		$(159,715)
Weighted Average Shares Outstanding	877,409		-
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$(0.64)	$	N/A

NOTE 8 – INCOME TAXES

The Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ending December 31, 2021. The Company intends to adopt a tax year end of March 31, 2022 and elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax on the portion of its taxable income distributed to stockholders, generally required to be at least 90% of its investment company taxable income (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). The amount to be paid out as a distribution is determined by the Company’s Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

During the period ended March 31, 2022, the Company reclassified for book purposes amounts arising from permanent book to tax differences primarily related to net operating loss forfeiture for income tax purposes as follows:

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements – (continued)

Year Ended March 31, 2022
Increase/(decrease) in additional paid-in-capital	$(295,235)
Decrease/(increase) in accumulated losses	295,235

The Company has no capital losses, which can be used to offset future capital gains. Any of these losses are permitted to carry forward for an indefinite period.

For income tax purposes distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. There were no distributions paid for the period from January 25, 2021 (inception) through March 31, 2021 and for the year ended March 31, 2022.

As of March 31, 2022, the components of accumulated losses on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of organizational costs.

Year Ended March 31, 2022
Other temporary differences	$(427,845)
Total	(427,845)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes (in thousands):

Year Ended March 31, 2022
Tax Cost of Investments	$84,766,060
Unrealized appreciation	-
Unrealized depreciation	-
Net unrealized appreciation (depreciation) from investments	-

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding year on which it paid corporate-level U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements – (continued)

NOTE 9 – FINANCIAL HIGHLIGHTS

We were formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, we had no operations, except for matters relating to our formation and organization as a BDC. As a result, there are no significant financial results for comparative purposes. The following presents financial highlights for the period from February 3, 2022 to March 31, 2022:

Period from February 3, 2022 to March 31, 2022
Per share data:
Net asset value at beginning of period	$14.00
Net investment income (loss) (1)	(0.07)
Net increase (decrease) in net assets resulting from operations	(0.07)
Offering costs (2)	(0.27)
Permanent tax adjustments (2)	(0.05)
Net asset value at end of year	$13.61
Net assets at end of year	$84,552,090
Shares outstanding at end of year	6,214,672
Average Net Assets (5)	$83,301,328

Per share market value at end of year	$13.30
Total return based on market value (3)	(5.00)%
Total return based on average net asset value (3)	(2.79)%

Ratio/Supplemental data:
Ratio of expenses to average net assets	0.22%
Ratio of net investment income (loss) to average net assets(4)	(0.20)%
Portfolio turnover	N/A

(1)	The per share data was derived by adding (deducting) the increase (decrease) per share in undistributed net investment income during the period presented to (from) dividends from net investment income per share during the periods presented.

(2)	The per share data was derived by using the shares outstanding during the period presented. SSC has absorbed the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.

(3)	Total return based on market value is based on the change in market price per share between the effectiveness and ending market prices per share in each period and assumes that common stock dividends are reinvested in accordance with our common stock dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the effectiveness and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our common stock dividend reinvestment plan. For periods less than a year, total return is not annualized.

(4)	Ratio is not annualized.

(5)	Weighted average net assets are calculated for the period from February 3, 2022 to March 31, 2022.

NOTE 10 – SUBSEQUENT EVENTS

The Company's management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

On May 27, 2022, we funded a $21 million debt investment, net of fees, to a new portfolio company, Shryne Group, Inc.

SILVER SPIKE INVESTMENT CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10- K.

Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Nevertheless, we identified a material weakness relating to our internal control over financial reporting. As a result of the material weakness identified, we incorrectly classified certain offering and organizational expenses that arose in the period ended March 31, 2021. The misstatements relate to periods prior to our commencement of operations, and are corrected in the financial statements included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Since commencing operations, we have made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that the processes and controls that we have established will address the material weakness, but we will need a period of execution to demonstrate remediation.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at ssic.silverspikecap.com/corporate-governance/documents-and-charters. The Company will report any amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our

SILVER SPIKE INVESTMENT CORP.

fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of the “Company” are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of March 31, 2022 and March 31, 2021

Statements of Operations for the Year Ended March 31, 2022 and Period Ended March 31, 2021

Statements of Changes in Net Assets for the Year Ended March 31, 2022 and Period Ended March 31, 2021

Statements of Cash Flows for the Year Ended March 31, 2022 and Period Ended March 31, 2021

Notes to Financial Statements

The following exhibits are filed as part of this annual report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company
3.2	Amended and Restated Bylaws of the Company
4.1	Description of Securities
10.1	Dividend Reinvestment Plan
10.2	Investment Advisory Agreement by and between the Company and Silver Spike Capital, LLC
10.3	Custody Agreement
10.4	Administration Agreement by and between Registrant and Silver Spike Capital, LLC
10.5	License Agreement by and between Registrant and Silver Spike Capital, LLC
10.6	Services Agreement
14.1	Code of Ethics of the Company
14.2	Code of Ethics of Silver Spike Capital, LLC
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16. Form 10-K Summary

Not applicable.

SILVER SPIKE INVESTMENT CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER SPIKE INVESTMENT CORP.

Dated: June 29, 2022	By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Scott Gordon and Gregory Gentile, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended March 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 29, 2022.

Name	Title

/s/ Scott Gordon	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
Scott Gordon

/s/ Gregory Gentile	Chief Financial Officer (Principal Financial and Accounting Officer)
Gregory Gentile

/s/ Vivek Bunty Bohra	Director
Vivek Bunty Bohra

/s/ Michael W. Chorske	Director
Michael W. Chorske

/s/ Americo Da Corte	Director
Americo Da Corte

/s/ Tracey Brophy Warson	Director
Tracey Brophy Warson