Form 10-K/A
period 2022-03-31
Silver Spike Investment Corp.
filed 2022-06-30
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Silver Spike Investment Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for fiscal year ended March 31, 2022, which was filed with the Securities and Exchange Commission on June 29, 2022, for the sole purpose of correcting the auditor’s opinion letter, which had erroneously excluded the auditor’s signature. The Amendment correctly includes the auditor’s signature.

Except as expressly set forth in the Amendment, the Annual Report on Form 10-K for the fiscal year ended March 31, 2022 has not been amended, updated or otherwise modified.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibit 31.1, 31.2, 32.1 and 32.2).

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

/s/ BDO USA, LLP

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

Statements of Changes in Net Assets for the Year Ended March 31, 2022 and Period Ended March 31, 2021

Statements of Cash Flows for the Year Ended March 31, 2022 and Period Ended March 31, 2021

Notes to Financial Statements

The following exhibits are filed as part of this annual report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company
3.2	Amended and Restated Bylaws of the Company
4.1	Description of Securities
10.1	Dividend Reinvestment Plan
10.2	Investment Advisory Agreement by and between the Company and Silver Spike Capital, LLC
10.3	Custody Agreement
10.4	Administration Agreement by and between Registrant and Silver Spike Capital, LLC
10.5	License Agreement by and between Registrant and Silver Spike Capital, LLC
10.6	Services Agreement
14.1	Code of Ethics of the Company
14.2	Code of Ethics of Silver Spike Capital, LLC
24.1	Power of Attorney (included on signature page of Annual Report on Form 10-K filed on June 29, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16. Form 10-K Summary

Not applicable.

SILVER SPIKE INVESTMENT CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER SPIKE INVESTMENT CORP.

Dated: June 30, 2022	By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 30, 2022.

Name	Title

/s/ Scott Gordon	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
Scott Gordon

/s/ Gregory Gentile	Chief Financial Officer (Principal Financial and Accounting Officer)
Gregory Gentile

/s/ Vivek Bunty Bohra*	Director
Vivek Bunty Bohra

/s/ Michael W. Chorske*	Director
Michael W. Chorske

/s/ Americo Da Corte*	Director
Americo Da Corte

/s/ Tracey Brophy Warson*	Director
Tracey Brophy Warson

*By: /s/ Gregory Gentile
Gregory Gentile
** Attorney-in-Fact

** Signed by Gregory Gentile pursuant to powers of attorney signed by each individual and filed as part of the Annual Report on Form 10-K on June 29, 2022.