Form 10-Q
period 2022-06-30
Silver Spike Investment Corp.
filed 2022-08-12
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40564

SILVER SPIKE INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	86-2872887
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Madison Avenue, Suite 1800
New York, NY
10022
(Address of principal executive offices)	(Zip Code)

(212) 905-4923
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SSIC	The NASDAQ Stock Market LLC

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

As of August 11, 2022, the registrant had 6,214,672 shares of common stock ($0.01 par value per share) outstanding.

SILVER SPIKE
INVESTMENT CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except where the context suggests otherwise, the terms “we,” “us,” “our,” “the Company,” and “SSIC” refer to Silver Spike Investment Corp. In addition, the terms “SSC,” “Adviser,” “investment adviser” and “administrator” refer to Silver Spike Capital, LLC, our external investment adviser and administrator.

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2022 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SILVER SPIKE INVESTMENT CORP.
Statements of Assets and Liabilities

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $24,427,008 and $0, respectively)	$24,417,500	$-

Cash & cash equivalents	60,618,447	84,766,060
Prepaid expenses	207,249	256,512
Interest receivable	66,090	9,215
Total assets	$85,309,286	$85,031,787

LIABILITIES

Legal fees payable	$204,251	$33,983
Audit fees payable	102,250	50,000
Administrator fees payable	99,852	47,151
Management fee payable	55,041	-
Organizational costs payable	-	34,168
Director's fee payable	35,747	24,370
Due to affiliate	912	85
Offering cost payable	-	264,581
Other payables	47,406	25,359
Total liabilities	$545,459	$479,697

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,672 and 6,214,672 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	$62,147	$62,147
Additional paid-in-capital	84,917,788	84,917,788
Distributable earnings/(Accumulated losses)	(216,108)	(427,845)
Total net assets	$84,763,827	$84,552,090
Total liabilities and net assets	$85,309,286	85,031,787
NET ASSET VALUE PER SHARE	$13.64	$13.61

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Non-control/non-affiliate investment income:
Fee income	$410,000	$-
Interest income	399,591	-
Total investment income:	809,591	-

EXPENSES:
Legal expenses	222,982	-
Audit Expense	83,750	10,000
Insurance fees	75,542	-
Administrator fees	62,546	-
Management fee	55,041	-
Director expenses	35,747	-
Organizational expenses	-	154,062
Other expenses	52,738	-
Total expenses	588,346	164,062

NET INVESTMENT INCOME (LOSS)	221,245	(164,062)

NET REALIZED GAIN (LOSS) FROM INVESTMENT	-	-

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Non-controlled/non-affiliate investments	(9,508)	-
Net change in unrealized appreciation/(depreciation) from investments	(9,508)	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$211,737	$(164,062)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.04	$(425.03)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.03	$(425.03)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,214,672	386

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Three Months Ended June 30, 2022	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/(Accumulated Loss)	Total net assets/(net liabilities)
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	221,245	221,245
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(9,508)	(9,508)
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	211,737	211,737
Balance, June 30, 2022	6,214,672	$62,147	$84,917,788	$(216,108)	$84,763,827

	Common Stock
Three Months Ended June 30, 2021	Shares	Par value	Additional paid-in-capital	Distributable Earnings/(Accumulated Loss)	Total net assets/(net liabilities)
Balance, March 31, 2021	-	$-	$-	$(159,715)	$(159,715)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(164,062)	(164,062)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Capital transactions
Issuance of common stock, net of offering cost	386	4	5,396	-	5,400
Total increase (decrease) in net assets	386	4	5,396	(164,062)	(158,662)
Balance, June 30, 2021	386	$4	$5,396	$(323,777)	$(318,377)

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$211,737	$(164,062)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	9,508	-
Net (accretion of discounts) and amortization of premiums	(9,508)	-
Purchase of investments	(24,417,500)	-
(Increase)/Decrease in operating assets:
Prepaid expenses	49,263	-
Interest receivable	(56,875)	-
Deferred offering costs	-	(597,809)
Increase/(Decrease) in operating liabilities:
Legal fees payable	170,268	-
Management fee payable	55,041	-
Other payables	22,047	-
Director's fee payable	11,377	-
Due to affiliate	827	153,846
Offering cost payable	(264,581)	456,381
Audit fees payable	52,250	10,000
Administrator fees payable	52,701	-
Organizational costs payable	(34,168)	141,644
Net cash provided by (used in) operating activities	(24,147,613)	-

Cash flows from financing activities:
Issuance of common stock, net of offering cost	-	5,400
Net cash provided by (used in) financing activities	-	5,400

Net increase (decrease) in cash & cash equivalents	(24,147,613)	5,400
Cash & cash equivalents, beginning of period	84,766,060	-
Cash & cash equivalents, end of period	$60,618,447	$5,400

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
(Unaudited)
(in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Principal Amount (6)	Amortized Cost		Fair Value (7)		% of Net Assets
Debt Securities - United States
Wholesale Trade (8)
Shryne Group, Inc.	Senior Secured Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(9) + 8.5% or Floor Rate 12.5%	3	21,000		$20,432		$20,422	24.09%
PharmaCann, Inc.	Senior Secured Term Loan	6/30/2022	6/30/2025	Fixed interest rate 12%	3	4,250		3,995		3,995	4.71
						25,250		24,427		24,417	28.80

Total: Debt Securities - United States (28.80%):								24,427		24,417	28.80

Total: Debt Securities (28.80%):

Total Investment in Securities (28.80%):								$24,427		$24,417	28.80%

Cash equivalents
State Street Insitutional US Money Market					1			$60,613		$60,613	71.51%
Cash equivalents (71.51%):								60,613		60,613	71.51

Total Portfolio Investments and Cash equivalents (100.31%):							$85,040		$85,030		100.31%

(1)	All portfolio companies are located in the United States.

(2)	All debt investments are income producing as of June 30, 2022.

(3)	Investment date represents the date of initial investment, at which date interest began accruing.

(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount or any additional fees related to such investments, such as closing fees.

(5)	See Note 2 –Significant Accounting Policies and Note 4 - Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(6)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.

(7)	All investments were valued at fair value. See Note 4 Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(8)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.

(9)	As of June 30, 2022, PRIME was 4.75%.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Silver Spike Investment Corp. (an emerging growth company) (the “Company”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ending December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company is managed by Silver Spike Capital, LLC ("SSC" or "Adviser"), a registered investment advisor under the Investment Advisers Act of 1940 with the Securities and Exchange Commission. SSC has engaged SS&C Technologies, Inc and ALPS Fund Services, Inc. ("SS&C") to perform administrative services necessary for the Company to operate.

The Company's investment objective is to maximize risk-adjusted returns on equity for its shareholders. The Company seeks to drive return on equity by generating current income from debt investments and capital appreciation from equity and equity-related investments. The Company intends to achieve its investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in private leveraged middle-market cannabis companies and other companies in the health and wellness sector. The debt investments are often secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including the requirements under ASC 946, Financial Services—Investment Companies and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the financial statements have been made.

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.

Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade-date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Amounts for investments traded but not yet settled are reported in payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. We record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments on the Statements of Operations.

Investment Valuation
Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors, based on, among other things, the input of the Adviser and our Audit Committee.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

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

The Board of Directors undertakes a multi-step valuation process, which includes, among other procedures, the following:

-	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

-	With respect to investments for which market quotations are not readily available, the valuation process begins with the preliminary valuation of each investment by the Adviser’s valuation committee;

-	The Adviser’s valuation committee presents its valuation recommendations to the Audit Committee;

-	The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board of Directors; and

-	The Board of Directors reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
•
Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or for which all significant inputs are observable, either directly or indirectly; and

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which is intended to address valuation practices and the role of the board of directors with respect to the fair value of the investments held by a fund registered under the 1940 Act or held by a BDC. Among other things, Rule 2a-5 will permit a fund’s board to designate the fund’s primary investment adviser to perform the fund’s fair value determinations, which will be subject to board oversight and certain reporting and other requirements intended to ensure that the board receives the information it needs to oversee the investment adviser’s fair value determinations. Compliance with Rule 2a-5 will not be required until September 2022. We continue to review Rule 2a-5 and its impact on our valuation policies and related practices.

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. As of June 30, 2022 and March 31, 2022, cash equivalents consisted of $60.61 million and $84.77 million, respectively, of which $60.61 million and $84.77 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

Earnings per share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis.

Interest and Dividend Income
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums, respectively. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees or closing fees and unamortized discounts are recorded as interest income in the current period.

Interest income on securities and debt investments are recorded on the accrual basis to the extent that such amounts are payable by issuers and are expected to be collected. When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2022, there were no loan investments in the portfolio placed on non-accrual status. At March 31, 2022, there were no investments held by the Company.

We typically receive debt investment origination or closing fees in connection with investments. Such debt investment origination and closing fees are capitalized as unearned income and offset against investment cost basis on our Statements of Assets and Liabilities and accreted into interest income using the effective yield method over the term of the investment. Upon the prepayment of a debt investment, any unaccreted debt investment origination and closing fees are accelerated into interest income.

Interest income earned, excluding accretion of discounts, was $390,083 and $0 for the quarter ended June 30, 2022 and for the quarter ended June 30, 2021, respectively. As of June 30, 2022 and March 31, 2022, $66,090 and $9,215, respectively were recorded as interest receivable.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Certain investments may have contractual PIK interest or dividends. PIK interest or dividends represents accrued interest or dividends that is added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity. If PIK interest is not expected to be realized by the Company, the investment generating PIK interest will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income.

Fee Income
All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a debt investment, any prepayment penalties are recorded as fee income when earned.

For the quarter ended June 30, 2022 and June 30, 2021, $410,000 and $0, respectively were included in fee income on the Statements of Operations.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ending December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. As a RIC, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company would also be subject to a 4% federal excise tax based on distribution requirements of its taxable income on a calendar year basis for ordinary income and on a 12 month basis ending October 31 for capital gains. The Company anticipates timely distribution of its taxable income within the tax rules. However, the Company may incur a federal excise tax in future years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of June 30, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Organization Expenses and Offering Costs
Organizational expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the quarter ended June 30, 2022 and June 30, 2021, the Company incurred organizational expenses of $0 and $154,062, respectively, of which $0 and $34,168 remained payable as of June 30, 2022 and March 31, 2022, respectively.

Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company's share offerings, the preparation of the Company's registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and are included in deferred offering costs on the Statements of Assets and Liabilities. Costs were charged to capital upon the completion of the Company’s public offering. For the quarters ended June 30, 2022 and June 30, 2021, no offering costs were charged to capital. As of March 31, 2022, $264,581 of offering costs remained payable, all which have been paid prior to June 30, 2022.

New Accounting Standards
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – INVESTMENTS

The Company seeks to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. Interest is generally paid on a floating rate basis, often with a floor, on the London-Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”) or PRIME. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

Portfolio Composition
The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2022.  As of March 31, 2022, the Company had no portfolio investments.

	June 30, 2022
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$24,427,008	100.0%	$24,417,500	100.0%
Total	$24,427,008	100.0%	$24,417,500	100.0%

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States at cost and fair value and as a percentage of the total portfolio as of June 30, 2022. As of March 31, 2022, the Company had no portfolio investments.

	June 30, 2022
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
Midwest	$3,995,182	16.36%	$3,995,000	16.36%
West	20,431,826	83.64	20,422,500	83.64
Total	$24,427,008	100.0%	$24,417,500	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2022. As of March 31, 2022, the Company had no portfolio investments.

	June 30, 2022
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured Term Loan	$24,427,008	100.0%	$24,417,500	100.0%
Total	$24,427,008	100.0%	$24,417,500	100.0%

Certain Risk Factors
In the ordinary course of business, the Company manages a variety of risks including market risk, credit risk, liquidity risk, interest rate risk, prepayment risk, risks associated with political tensions and risks associated with the COVID-19 pandemic.. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Company may invest in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Company manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

Credit risk is the risk that a decline in the credit quality of an investment could cause the Company to lose money. The Company could lose money if the issuer or guarantor of a portfolio security or a counterparty to a derivative contract fails to make timely payment or otherwise honor its obligations. Fixed income securities rated below investment grade (high-yield bonds) involve greater risks of default or downgrade and are generally more volatile than investment grade securities. Below investment grade securities involve greater risk of price declines than investment grade securities due to actual or perceived changes in an issuer’s creditworthiness. In addition, issuers of below investment grade securities may be more susceptible than other issuers to economic downturns. Such securities are subject to the risk that the issuer may not be able to pay interest or dividends and ultimately to repay principal upon maturity. Discontinuation of these payments could substantially adversely affect the market value of the security.

The Company’s investments may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Interest rate risk refers to the change in earnings that may result from changes in the level of interest rates. To the extent that the Company borrows money to make investments, including under any credit facility, net investment income will be affected by the difference between the rate at which the Company borrows funds and the rate at which the Company invests these funds. In periods of rising interest rates, the Company's cost of borrowing funds would increase, which may reduce net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on net investment income.

Prepayment risk is the risk that a loan in the Company's portfolio will prepay due to the existence of favorable financing market conditions that allow the portfolio company the ability to replace existing financing with less expensive capital. As market conditions change, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce the Company's achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

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

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of June 30, 2022, the Company’s portfolio investments consisted of investments in secured loans. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

In accordance with ASC 820, the Company has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, the fair value related to such investments categorized within the Level 3 tables below may include components of the fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

●	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
●	Current and projected financial condition of the portfolio company;
●	Current and projected ability of the portfolio company to service its debt obligations;
●	Type and amount of collateral, if any, underlying the investment;
●	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
●	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
●	Pending debt or capital restructuring of the portfolio company;
●	Projected operating results of the portfolio company;
●	Current information regarding any offers to purchase the investment;
●	Current ability of the portfolio company to raise any additional financing as needed;
●	Changes in the economic environment, which may have a material impact on the operating results of the portfolio company;
●	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
●	Qualitative assessment of key management;
●	Contractual rights, obligations or restrictions associated with the investment; and
●	Time to exit.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments, are related to earnings before interest, tax, depreciation, and amortization (“EBITDA”) and revenue multiples projected and/or historic, and debt investments' yield fluctuations. Significant increases (decreases) in EBITDA and revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Similarly, significant increases (decreases) in yield in isolation would result in a significantly higher (lower) fair value assessment. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The Company’s investments measured at fair value by investment type on a recurring basis as of June 30, 2022 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Term Loan	$-	$-	$24,417,500	$24,417,500
Total Investments	$-	$-	$24,417,500	$24,417,500

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”.

Investment Type	Fair Value as of June 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average

Senior Secured Term Loan	$24,417,500	Recent Transaction	N/A	N/A	N/A
Total	$24,417,500

The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the three months ended June 30, 2022:
	Senior Secured Term Loan	Total Investments
Fair Value as of March 31, 2022	$-	$-
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciaton (depreciation) on investments	(9,508)	(9,508)
Payment in-kind	-	-
Purchases of investments	24,417,500	24,417,500
Amortization of premium (accretion of discount and fees), net	9,508	9,508
PIK interest	-	-
Proceeds from sales of investments	-	-
Proceeds from principal repayments	-	-
Balance as of June 30,2022	$24,417,500	$24,417,500
Net change in unrealized appreciation//depreciation on Level 3 investments still held as of June 30, 2022	$(9,508)	$(9,508)

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to the investment advisory agreement between the Company and SSC (the “Investment Advisory Agreement”), fees payable to SSC are equal to (a) a base management fee of 1.75% of the value of the Company’s average gross assets at the end of the two most recent quarters (i.e., total assets held before deduction of any liabilities), which includes investments acquired with the use of leverage and excludes cash and cash equivalents and (b) an incentive fee based on the Company’s performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of the Company’s “Pre-Incentive Fee Net Investment Income” for the quarter, subject to a preferred return, or “hurdle,” of 1.75% per quarter (7% annualized), and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement) and equals 20% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

The management fee is payable quarterly in arrears. For the three months ended June 30, 2022 and June 30, 2021, the Company incurred management fee expenses of $55,041 and $0, respectively. As of June 30, 2022 and March 31, 2022, $55,041 and $0, respectively, remained payable.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

Pursuant to the administration agreement between the Company and SSC (the "Administration Agreement"), the Company shall reimburse SSC for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to a sub-administrator. The Company is not responsible for the compensation of its employees and overhead expenses of SSC. For the quarters ended June 30, 2022 and June 30, 2021, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to a sub-administrator.

Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $912 and $85 as of June 30, 2022 and March 31, 2022, respectively, are due to SSC for expenses it paid, on our behalf. For the quarters ended June 30, 2022 and June 30, 2021, the total paid to SSC for reimbursement was $0. Subsequent to June 30, 2022, all expenses have been reimbursed.

SSC was the seed investor of the Company and provided initial funding to the Company by purchasing approximately $63 million of the Company’s common stock in the Company’s initial public offering. SSC provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. SSC does not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock at a future point in time. In order for SSC’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate SSC to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by SSC or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

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

SSC has agreed to absorb $2.07 million, the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of June 30, 2022.

NOTE 7 – COMMON STOCK

In connection with its formation, the Company authorized 100,000,000 shares of its common stock with a par value of $0.01 per share. SSIC sold 6,214,672 common stock shares in exchange for approximately $87 million as of June 30, 2022.

NOTE 8 – INDEMNIFICATION

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

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended June 30, 2022 and the three months ended June 30, 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$221,245	$(164,062)
Net increase (decrease) in net assets resulting from operations	$211,737	$(164,062)
Weighted Average Shares Outstanding	6,214,672	386
Net investment income per share - basic and diluted	$0.04	$(425.03)
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.03	$(425.03)

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 10 – INCOME TAXES

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2022 and March 31, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end as of March 31, 2022. Prior to the adoption of the March 31 tax year-end, the Company's tax year-end was December 31.

The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. There were no distributions paid for the quarters ended June 30, 2022 and June 30, 2021.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of June 30, 2022:

June 30, 2022
Tax Cost of Investments	$24,427,008

Unrealized appreciation	$-
Unrealized depreciation	(9,508)
Net unrealized appreciation (depreciation) from investment	$(9,508)

NOTE 11 – FINANCIAL HIGHLIGHTS

We were formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, we had no operations, except for matters relating to our formation and organization as a BDC. As a result, there are no significant financial results for comparative purposes. The following presents financial highlights for the three months ended June 30, 2022:

Three Months Ended June 30, 2022
Per share data:
Net asset value at beginning of period	$13.61
Net investment income (loss) (1)	0.04
Net realized and unrealized gains/(losses) on investments(1)	(0.01)
Net increase/(decrease) in net assets resulting from operations	0.03
Net asset value at end of period	$13.64
Net assets at end of period	$84,763,827
Shares outstanding at end of period	6,214,672
Weighted average net assets	$84,554,417
Weighted average shares outstanding	6,214,672

Per share market value at end of period	$9.78
Total return based on market value (2)	(26.47)%
Total return based on net asset value (2)	0.22%

Ratio/Supplemental data:
Ratio of expenses to average net assets(3)	0.70%
Ratio of net investment income (loss) to weighted average net assets(3)	0.26%
Portfolio turnover	N/A

(1) The per share data was derived by using the weighted average shares outstanding during the periods presented.

(2) Total return based on market value is based on the change in market price per share between the beginning and ending market prices per share in each period and assumes that common stock dividends are reinvested in accordance with our common stock dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the beginning and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our common stock dividend reinvestment plan. For periods less than a year, total return is not annualized.

(3) Ratio is not annualized.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

The Company's management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

SILVER SPIKE INVESTMENT CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis or our financial condition and results of operations should be read together with the financial statements and the related notes that are included in Item 1 of Part I of this quarterly report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2022 and elsewhere in this quarterly report on Form 10-Q. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview
We were formed in January 2021 as a Maryland corporation and structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we have elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code, commencing with our taxable year ended March 31, 2022.

We are a specialty finance company that may invest across the cannabis ecosystem through investments in the form of direct loans to, and equity ownership of, privately held cannabis companies. All of our investments are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We will make equity investments only in companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, including U.S. federal laws. We may make loans to companies that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We are externally managed by SSC and seek to expand the compliant cannabis investment activities of SSC’s leading investment platform in the cannabis industry. We primarily seek to partner with private equity firms, entrepreneurs, business owners and management teams to provide credit and equity financing alternatives to support buyouts, recapitalizations, growth initiatives, refinancings and acquisitions across cannabis companies, including cannabis-enabling technology companies, cannabis-related health and wellness companies, and hemp and CBD distribution companies. Under normal circumstances, each such cannabis company derives at least 50% of its revenues or profits from, or commits at least 50% of its assets to, activities related to cannabis at the time of our investment in the cannabis company. We are not required to invest a specific percentage of our assets in such cannabis companies, and we may make debt and equity investments in other companies in the health and wellness sector.

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on what we believe to be nascent cannabis industry growth and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. To date, we have invested in first lien secured, fixed and floating rate debt with terms of three and four years. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability” in our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2022. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

Generally, the loans in which we invest will have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However we have invested in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

The loans in which we tend to invest typically pay interest at rates which are determined periodically on the basis of the London-Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or PRIME plus a premium. The loans in which we have invested and expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

SILVER SPIKE INVESTMENT CORP.

We have invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with approximately $5 million to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $1.25 billion of potential investments in varying stages of underwriting.

We are externally managed by Silver Spike Capital, LLC (“SSC”). SSC also provides the administrative services necessary for us to operate. We believe that our ability to leverage the existing investment management platform of SSC enables us to operate more efficiently and with lower overhead costs than other newly formed funds of comparable size.

Revenues
We intend to generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to six years. Our loan portfolio will bear interest at a fixed or floating rate, subject to interest rate floors in certain cases. Interest on our debt investments will generally be payable either monthly or quarterly, but may be semi-annually.

Our investment portfolio consists of fixed and floating rate loans, and our credit facilities will bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often will be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, OID, closing fees and market discount or premium are capitalized, and we accrete or amortize such amounts under accounting principles generally accepted in the United States of America (“U.S. GAAP”) as interest income, using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments will reduce interest income in future periods. The frequency or volume of these repayments may fluctuate significantly. We will record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees.

Dividend income on equity investments, if applicable, will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity may also reflect the proceeds from sales of investments. We will recognize realized gains or losses on sales of investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We will record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments on the statements of operations.

Expenses
Our primary operating expenses are a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by SSC in performing its obligations under the Administration Agreement. Our investment management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We may bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We may bear any other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

SILVER SPIKE INVESTMENT CORP.

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

Hedging
To the extent that any of our investments are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in connection with settling them will be borne by us.

Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2022, our investment portfolio had an aggregate fair value of approximately $24.4 million and was comprised of approximately $24.4 million in secured loans, across two portfolio companies. As of March 31, 2022, we had no investments.

SILVER SPIKE INVESTMENT CORP.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of June 30, 2022. As of March 31, 2022, we had no investments.

	June 30, 2022
Type	Amortized Cost	Fair Value
Senior Secured Term Loan	100.00%	100.00%
Total	100.00%	100.00%

The following table shows the composition of our investment portfolio by geographic region of the United States at cost and fair value as a percentage of total investments as of June 30, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of March 31, 2022, we had no investments.

	June 30, 2022
Geographic Region	Amortized Cost	Fair Value
Midwest	16.36%	16.36%
West	83.64%	83.64%
Total	100.00%	100.00%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2022. As of March 31, 2022, we had no investments.
	June 30, 2022
Industry	Amortized Cost	Fair Value
Wholesale Trade	100.00%	100.00%
Total	100.00%	100.00%

Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2022, our two largest portfolio companies represented 100.0%, of the total fair value of our investments in portfolio companies. As of June 30, 2022, we had one portfolio company that represented 5% or more of our net assets.

Investment Activity
During the three months ended June 30, 2022, we made an aggregate of approximately $25.25 million of investments in two new portfolio companies, excluding fees. During the three months ended June 30, 2022, we received $0 in proceeds from repayments and sales of our investments.

During the year ended March 31, 2022, we had made no investments.

The following table provides a summary of the changes in the investment portfolio for the three months ended June 30, 2022. During the year ended March 31, 2022, we had made no investments:

	Three Months Ended June 30, 2022	Three Months Ended June 30,2021
Beginning Portfolio, at fair value	$-	$-
Purchases	24,417,500	-
Amortization of premium (accretion of discount and fees), net	9,508	-
PIK interest	-	-
Principal payments received on investments	-	-
Proceeds from early debt repayments	-	-
Sale of investments	-	-
Accretion of OID	-	-
Net realized gain/(loss)	-	-
Net change in unrealized appreciation/(depreciation)	(9,508)	-
Ending Portfolio, at fair value	$24,417,500	$-

SILVER SPIKE INVESTMENT CORP.

Portfolio Asset Quality
Our portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans. Our portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. Our Adviser’s Valuation Committee reviews the recommendations and/or changes to the investment risk ratings, which are submitted on a quarterly basis to the Board of Directors and its Audit Committee.

Investment Performance Risk Rating	Summary Description
Grade 1	Investment is performing above expectations. Full return of principal, interest and dividend income is expected.
Grade 2	Investment is performing in-line with expectations. Risk factors remain neutral or favorable compared with initial underwriting. All investments are given a “2” at the time of origination
Grade 3	Investment is performing below expectations. Capital impairment or payment delinquency is not anticipated. The investment may also be out of compliance with certain financial covenants.
Grade 4
Investment is performing below expectations. Quantitative or qualitative risks have increased materially. Delinquency of interest and / or dividend payments is anticipated. No loss of principal anticipated.

Grade 5
Investment is performing substantially below expectations. It is anticipated that the Company will not recoup its initial cost basis and may realize a loss upon exit. Most or all of the debt covenants are out of compliance. Amortization, interest and / or dividend payments are substantially delinquent.

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of June 30, 2022:

June 30, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	24,417,500	100.00
3	-	-
4	-	-
5	-	-
Total	$24,417,500	100.00%

Debt Investments on Non-Accrual Status
As of June 30, 2022, there were no loans in our portfolio placed on non-accrual status. As of March 31, 2022, there were no loans in our portfolio.

Results of Operations
The following discussion and analysis of our results of operations encompasses our results for the three months ended June 30, 2022 and 2021.

Investment Income
The following table sets forth the components of investment income:

	Three Months Ended June 30, 2022	Three Months Ended June 30,2021
Stated interest income	$390,083	$-
Accretion of premium	9,508	-
Acceleration of amortization of original issue discount	-	-
Payment in-kind interest	-	-
Prepayment penalty and related fees	-	-
Other fee income	410,000	-
Total investment income	$809,591	$-

We generate revenues primarily in the form of investment income from the investments we hold, generally in the form of interest income from our debt securities. Investment income represents interest income recognized as earned in accordance with the contractual terms of the loan agreement. Interest income from original issue discount (“OID”) and market discount represent the accretion into interest income over the term of the loan as a yield enhancement. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

The Company also recognizes certain fees as one-time fee income, including, but not limited to, structuring fees.

SILVER SPIKE INVESTMENT CORP.

For the three months ended June 30, 2022, total investment income was approximately $0.8 million, which is attributable to $0.4 million of fee income related to structuring fees and $0.4 million of interest income. The weighted average interest rate as of June 30, 2022 is 12.42%. For the three months ended June 30, 2021, we had made no investments.

Operating Expenses
Our operating expenses for the three months ended June 30, 2022 are comprised of professional fees for legal, administration, audit and directors, and our management fees. For the three months ended June 30, 2021, our expenses are comprised of organizational expenses. Our operating expenses totaled approximately $0.6 million and $0.2 million for the three months ended June 30, 2022 and 2021.

Net Investment Income
As a result of approximately $0.8 million in total investment income as compared to $0.6 in total expenses, net investment income for the three months ended June 30, 2022 was approximately $0.2 million. As a result of $0 in total investment income as compared to approximately $0.2 million in total expenses, net investment loss for the three months ended June 30, 2021 was approximately $0.2 million. The fluctuation in income is due to the initial public offering of the Company occurring on February 8, 2022. Prior to February 8, 2022, we had no operations, except for matters relating to the Company’s formation and organization as a BDC.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net realized gain (loss) on investments:
Gross realized gains	$-	$-
Gross realized losses	-	-
Total net realized gains/(losses) on investments	$-	$-

Net Change in Unrealized Appreciation / (Depreciation) from Investments
Net change in unrealized appreciation/(depreciation) from investments primarily reflects the net change in the fair value  as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. We record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments on the Statements of Operations.

Net unrealized appreciation and depreciation on investments for the three months ended June 30, 2022 and 2021 is comprised of the following:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Gross unrealized appreciation	$-	$-
Gross unrealized depreciation	(9,508)	-
Total net unrealized gains (losses) on investments	$(9,508)	$-

During the three months ended June 30, 2022 and June 30, 2021, we recorded net unrealized depreciation of $9,508 and $0, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

SILVER SPIKE INVESTMENT CORP.

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2022 and June 30, 2021, was approximately $0.2 million and $(0.2) million, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share
For the three months ended June 30, 2022 and June 30, 2021, basic net increase (decrease) in net assets per common share was $0.03 and ($425.03), respectively. The increase in 2022 is the result of increased net investment income.

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities.

In addition, we expect to enter into a credit facility in the future. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding).

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of June 30, 2022, we had cash resources of approximately $61 million and no indebtedness.

U.S. Federal Income Taxes
We elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Critical Accounting Policies

Basis of Presentation
The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). The Company follows accounting and reporting guidance as determined by the Financial Accounting Standards Board (“FASB”),

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in our financial statements. We will continuously evaluate our estimates, including those related to the matters described below. These estimates will be based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For additional information, please refer to “Note 2 –Significant Accounting Policies” in the notes to the financial statements included with this quarterly report on Form 10-Q. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. A discussion of our critical accounting policies follows.

Investment Valuation
Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors, based on, among other things, the input of the Adviser and our Audit Committee.

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

The Board of Directors undertakes a multi-step valuation process, which includes, among other procedures, the following:

-	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

-	With respect to investments for which market quotations are not readily available, the valuation process begins with the preliminary valuation of each investment prepared by the Adviser;

-	The Adviser’s valuation committee presents its valuation recommendations to the Audit Committee;

-	The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board of Directors; and

-	The Board of Directors reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.

We apply ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

SILVER SPIKE INVESTMENT CORP.

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
•
Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which is intended to address valuation practices and the role of the board of directors with respect to the fair value of the investments held by a fund registered under the 1940 Act or held by a BDC. Among other things, Rule 2a-5 will permit a fund’s board to designate the fund’s primary investment adviser to perform the fund’s fair value determinations, which will be subject to board oversight and certain reporting and other requirements intended to ensure that the board receives the information it needs to oversee the investment adviser’s fair value determinations. Compliance with Rule 2a-5 will not be required until September 2022. We continue to review Rule 2a-5 and its impact on our valuation policies and related practices.

Revenue Recognition
Interest and Dividend Income
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

As of June 30, 2022, there were no loan investments in the portfolio placed on non-accrual status. At March 31, 2022, there were no investments held by the Company.

We also typically receive debt investment origination or closing fees in connection with investments. Such debt investment origination and closing fees are capitalized as unearned income and offset against investment cost basis on our Statements of Assets and Liabilities and accreted into interest income over the term of the investment. Upon the prepayment of a debt investment, any unaccreted debt investment origination and closing fees are accelerated into interest income.

Interest income earned, excluding accretion of discount, was $390,083 and $0, for the quarter ended June 30, 2022 and for the quarter ended June 30, 2021, respectively. As of June 30, 2022 and March 31, 2022, $66,090 and $9,215, respectively were recorded as interest receivable.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Certain investments may have contractual PIK interest or dividends. PIK interest or dividends represents accrued interest or dividends that is added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity. If PIK interest is not expected to be realized by the Company, the investment generating PIK interest will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income.

SILVER SPIKE INVESTMENT CORP.

Fee Income
All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a debt investment, any prepayment penalties are recorded as fee income when earned.

For the quarter ended June 30, 2022 and June 30, 2021, $410,000 and $0, respectively were included in fee income on the Statements of Operations.

Other Contractual Obligations
We will have certain commitments pursuant to our Investment Advisory Agreement that we have entered into with SSC. We have agreed to pay a fee for investment advisory services consisting of two components: a base management fee and an incentive fee. Payments under the Investment Advisory Agreement will be equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee, as described in “Item 1. Financial Statements–Notes to Financial Statements (Unaudited)–Note 5 –Related Party Transactions.” We have also entered into a contract with SSC to serve as our administrator. Payments under the Administration Agreement will equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligation under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs).

Common Stock
Our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the symbol “SSIC” in connection with our IPO of shares of our common stock.

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On August 9, 2022, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.31 per share, which represented a discount of approximately 31.7 % to our net asset value per share of $13.64 as of June 30, 2022.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended March 31, 2023
Second Quarter (through August 9, 2022)	*	$9.98	$9.25	*	*	*
First Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
Year Ended March 31, 2022
Fourth Quarter(4)	$13.61	$14.41	$12.57	5.9%	-7.6%	$-

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

Holders
As of August 9, 2022, there were approximately 2 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

SILVER SPIKE INVESTMENT CORP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of the COVID-19 pandemic and political tensions in the United States and around the world (including the current conflict in Ukraine) have introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including interest rate risk and credit risk.

Interest Rate Risk
Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under any credit facility, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income” in our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2022.

As of June 30, 2022, 83.2% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 16.8% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$630	$-	$630
Up 200 basis points	420	-	420
Up 100 basis points	210	-	210
Down 100 basis points	(210)	-	(210)
Down 200 basis points	(420)	-	(420)
Down 300 basis points	(630)	-	(630)

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SILVER SPIKE INVESTMENT CORP.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes during the three months ended June 30, 2022 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company(1)
3.2	Amended and Restated Bylaws of the Company(1)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K/A, filed on June 30, 2022.

SILVER SPIKE INVESTMENT CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2022.

SILVER SPIKE INVESTMENT CORP.

By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Gentile
Gregory Gentile
Chief Financial Officer (Principal Financial and Accounting Officer)