Form 10-Q
period 2022-09-30
Silver Spike Investment Corp.
filed 2022-11-10
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 10, 2022, the registrant had 6,214,672 shares of common stock ($0.01 par value per share) outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SILVER SPIKE INVESTMENT CORP.

Statements of Assets and Liabilities

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $24,467,466 and $0, respectively)	$24,467,466	$-

Cash & cash equivalents	61,055,847	84,766,060
Prepaid expenses	119,787	256,512
Interest receivable	252,547	9,215
Total assets	$85,895,647	$85,031,787

LIABILITIES

Legal fees payable	$155,139	$33,983
Audit fees payable	123,083	50,000
Management fee payable	110,426	-
Administrator fees payable	73,908	47,151
Professional fees payable	50,185	-
Director's fee payable	32,049	24,370
Due to affiliate	869	85
Organizational costs payable	-	34,168
Offering cost payable	-	264,581
Other payables	26,238	25,359
Total liabilities	$571,897	$479,697

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,672 and 6,214,672 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	$62,147	$62,147
Additional paid-in-capital	84,917,788	84,917,788
Distributable earnings/(Accumulated losses)	343,815	(427,845)
Total net assets	$85,323,750	$84,552,090
NET ASSET VALUE PER SHARE	$13.73	$13.61

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Non-control/non-affiliate investment income:
Interest income	$1,180,517	$-	$1,580,108	$-
Fee income	-	-	410,000	-
Total investment income:	1,180,517	-	1,990,108	-

EXPENSES:
Legal expenses	167,497	-	390,479	-
Management fee	110,426	-	165,467	-
Audit expense	81,917	10,000	165,667	20,000
Insurance fees	76,373	-	151,915	-
Administrator fees	65,035	-	127,581	-
Director expenses	32,049	-	67,796	-
Professional fees	39,903	-	45,868	-
Custodian fees	12,000	12,000	24,000	12,000
Organizational expenses	-	106,186	-	260,248
Other expenses	44,902	-	79,675	-
Total expenses	630,102	128,186	1,218,448	292,248

NET INVESTMENT INCOME (LOSS)	550,415	(128,186)	771,660	(292,248)

NET REALIZED GAIN (LOSS) FROM INVESTMENTS	-	-	-	-

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Non-controlled/non-affiliate investments	9,508	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	9,508	-	-	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$559,923	$(128,186)	$771,660	$(292,248)

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.09	$(332.09)	$0.12	$(757.12)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.09	$(332.09)	$0.12	$(757.12)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,214,672	386	6,214,672	386

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Three Months Ended September 30, 2022	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, June 30, 2022	6,214,672	$62,147	$84,917,788	$(216,108)	$84,763,827
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	550,415	550,415
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	9,508	9,508
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	559,923	559,923
Balance, September 30, 2022	6,214,672	$62,147	$84,917,788	$343,815	$85,323,750

	Common Stock
Three Months Ended September 30, 2021	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, June 30, 2021	386	$4	$5,396	$(323,777)	$(318,377)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(128,186)	(128,186)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Capital transactions
Issuance of common stock, net of offering cost	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	(128,186)	(128,186)
Balance, September 30, 2021	386	$4	$5,396	$(451,963)	$(446,563)

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Six Months Ended September 30, 2022	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	771,660	771,660
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	771,660	771,660
Balance, September 30, 2022	6,214,672	$62,147	$84,917,788	$343,815	$85,323,750

	Common Stock
Six Months Ended September 30, 2021	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, March 31, 2021	-	$-	$-	$(159,715)	$(159,715)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(292,248)	(292,248)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Capital transactions
Issuance of common stock, net of offering cost	386	4	5,396	-	5,400
Total increase (decrease) in net assets	386	4	5,396	(292,248)	(286,848)
Balance, September 30, 2021	386	$4	$5,396	$(451,963)	$(446,563)

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$771,660	$(292,248)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	-	-
Net (accretion of discounts) and amortization of premiums	(49,966)	-
Purchase of investments	(24,417,500)	-
(Increase)/Decrease in operating assets:
Prepaid expenses	136,725	-
Interest receivable	(243,332)	-
Increase/(Decrease) in operating liabilities:
Legal fees payable	121,156	-
Management fee payable	110,426	-
Other payables	879	12,000
Professional fees payable	50,185	-
Director's fee payable	7,679	-
Due to affiliate	784	378,100
Deferred offering cost	-	(920,668)
Offering cost payable	(264,581)	555,670
Audit fees payable	73,083	20,000
Administrator fees payable	26,757	-
Organizational costs payable	(34,168)	247,146
Net cash provided by (used in) operating activities	(23,710,213)	-

Cash flows from financing activities:
Issuance of common stock, net of offering cost	-	5,400
Net cash provided by (used in) financing activities	-	5,400

Net increase (decrease) in cash & cash equivalents	(23,710,213)	5,400
Cash & cash equivalents, beginning of period	84,766,060	-
Cash & cash equivalents, end of period	$61,055,847	$5,400

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.
September 30, 2022
Schedule of Investments
(Unaudited)
(in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
Shryne Group, Inc.	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor )	3	West	No	$21,000	$20,455	$20,455	23.98%
PharmaCann, Inc.	Senior Secured First Lien Term Loan	6/30/2022	6/30/2025	Fixed interest rate 12%	3	Midwest	No	4,250	4,012	4,012	4.70
								$25,250	24,467	24,467	28.68

Total: Debt Securities - United States (28.68%):									24,467	24,467	28.68

Total: Debt Securities (28.68%):

Total Investment in Securities (28.68%):									$24,467	$24,467	28.68%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$60,355	$60,355	70.75%
Cash equivalents (70.75%):									60,355	60,355	70.75

Total Portfolio Investments and Cash equivalents (99.43%):									$84,822	$84,822	99.43%

(1)	All portfolio companies are located in the United States.

(2)	All debt investments are income producing as of September 30, 2022.

(3)	Investment date represents the date of initial investment, at which date interest began accruing.

(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount or any additional fees related to such investments, such as closing fees.

(5)	See Note 2 – Significant Accounting Policies and Note 4 - Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(6)	Geographic regions are determined by the respective portfolio company’s operations’ location.

(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company ("BDC") may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.

(9)	All investments were valued at fair value. See Note 4 - Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.

(11)	As of September 30, 2022 PRIME is 6.25%.

(12)	The annualized seven-day yield as of September 30, 2022 is 2.94%.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Silver Spike Investment Corp. (an emerging growth company) (the “Company”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company is managed by Silver Spike Capital, LLC ("SSC" or "Adviser"), a registered investment advisor under the Investment Advisers Act of 1940 with the Securities and Exchange Commission. SSC has engaged SS&C Technologies, Inc. and ALPS Fund Services, Inc. ("SS&C") to perform administrative services necessary for the Company to operate.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including the requirements under ASC 946, Financial Services—Investment Companies and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the financial statements have been made. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year.

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

Investment Valuation
Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser, as the Company’s valuation designee (the “Valuation Designee”), based on inputs that may include valuations provided by independent third-party valuation firm(s) engaged by the Adviser. Effective September 8, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Valuation Designee to perform the fair value determinations for the Company, subject to the oversight of the Board and certain Board reporting and other requirements.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

As part of the valuation process, the Adviser takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

-	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
-
With respect to investments for which market quotations are not readily available, the valuation process begins with the Adviser’s valuation committee establishing a preliminary valuation of each investment, which may be based on valuations provided by independent valuation firm(s);

-	Preliminary valuations are documented and discussed by the Adviser’s valuation committee; and
-	The Adviser determines the fair value of each investment.

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

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. As of September 30, 2022 and March 31, 2022, cash and cash equivalents consisted of $61.06 million and $84.77 million, respectively, of which $60.35 million and $84.77 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

Interest income on securities and debt investments are recorded on the accrual basis to the extent that such amounts are payable by issuers and are expected to be collected. When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2022, there were no loan investments in the portfolio placed on non-accrual status. At March 31, 2022, there were no investments held by the Company.

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

Interest income earned, excluding accretion of discounts, was $1,140,059 and $0 for the three months ended September 30, 2022 and September 30, 2021, respectively. Interest income earned, excluding accretion of discounts, was $1,530,142 and $0 for the six months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022 and March 31, 2022, $252,547 and $9,215, respectively were recorded as interest receivable.

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

For the three months ended September 30, 2022 and September 30, 2021, $0 and $0, respectively were included in fee income. For the six months ended September 30, 2022 and September 30, 2021, $410,000 and $0, respectively were included in fee income.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. As a RIC, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company would also be subject to a 4% federal excise tax based on distribution requirements of its taxable income on a calendar year basis for ordinary income and on a 12 month basis ending October 31 for capital gains. The Company anticipates timely distribution of its taxable income within the tax rules. However, the Company may incur a federal excise tax in future years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of September 30, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

Organization Expenses and Offering Costs
Organizational expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the three months ended September 30, 2022 and September 30, 2021, the Company incurred organizational expenses of $0 and $106,186, respectively. For the six months ended September 30, 2022 and September 30, 2021, the Company incurred organizational expenses of $0 and $260,248, respectively. As of September 30, 2022 and March 31, 2022, $0 and $34,168, respectively, was unpaid.

Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company's share offerings, the preparation of the Company's registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and are included in deferred offering costs on the Statements of Assets and Liabilities. Costs were charged to capital upon the completion of the Company’s public offering. For the three and six months ended September 30, 2022 and September 30, 2021, no offering costs were charged to capital. As of March 31, 2022, $264,581 of offering costs remained payable, all of which have been paid prior to September 30, 2022.

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

Portfolio Composition
The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2022.  As of March 31, 2022, the Company had no portfolio investments.

	September 30, 2022
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$24,467,466	100.0%	$24,467,466	100.0%
Total	$24,467,466	100.0%	$24,467,466	100.0%

The geographic composition is determined by the location of the operations of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States at cost and fair value and as a percentage of the total portfolio as of September 30, 2022.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

	September 30, 2022
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$20,455,483	83.6%	$20,455,483	83.6%
Midwest	4,011,983	16.4	4,011,983	16.4
Total	$24,467,466	100.0%	$24,467,466	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2022. As of March 31, 2022, the Company had no portfolio investments.

	September 30, 2022
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$24,467,466	100.0%	$24,467,466	100.0%
Total	$24,467,466	100.0%	$24,467,466	100.0%

Certain Risk Factors
In the ordinary course of business, the Company manages a variety of risks including market risk, credit risk, liquidity risk, interest rate risk, prepayment risk, risks associated with political tensions and risks associated with the COVID-19 pandemic. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus pandemic and the long-term effects on the U.S. and global financial markets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of September 30, 2022, the Company’s portfolio investments consisted of investments in secured loans. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of September 30, 2022 were as follows:

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loan	$-	$-	$24,467,466	$24,467,466
Total	$-	$-	$24,467,466	$24,467,466

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”.

Investment Type	Fair Value as of September 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loan	$24,467,466	Discounted Cash Flows	Discount Rate	14.8% - 17.5%	16.4%
Total	$24,467,466

(1) The weighted average is calculated based on the fair value of each investment.

The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the six months ended September 30, 2022:

	Senior Secured First Lien Term Loan	Total Investments
Fair Value as of March 31, 2022	$-	$-
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-
Payment in-kind	-	-
Purchases of investments	24,417,500	24,417,500
Accretion of discount and fees (amortization of premium), net	49,966	49,966
PIK interest	-	-
Proceeds from sales of investments	-	-
Proceeds from principal repayments	-	-
Balance as of September 30, 2022	$24,467,466	$24,467,466

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2022	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to the investment advisory agreement between the Company and SSC (the “Investment Advisory Agreement”), fees payable to SSC are equal to (a) a base management fee of 1.75% of the average value of the Company’s gross assets at the end of the two most recent quarters (i.e., total assets held before deduction of any liabilities), which includes investments acquired with the use of leverage and excludes cash and cash equivalents and (b) an incentive fee based on the Company’s performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of the Company’s “Pre-Incentive Fee Net Investment Income” for the quarter, subject to a preferred return, or “hurdle,” of 1.75% per quarter (7% annualized), and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement) and equals 20% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The management fee is payable quarterly in arrears. For the three months ended September 30, 2022 and September 30, 2021, the Company incurred management fee expenses of $110,426 and $0, respectively. For the six months ended September 30, 2022 and September 30, 2021, the Company incurred management fee expenses of $165,467 and $0, respectively. As of September 30, 2022 and March 31, 2022, $110,426 and $0, respectively, remained payable.

Pursuant to the administration agreement between the Company and SSC (the "Administration Agreement"), the Company shall reimburse SSC for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to a sub-administrator. The Company is not responsible for the compensation of its employees and overhead expenses of SSC. For the three and six months ended September 30, 2022 and September 30, 2021, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to a sub-administrator.

Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $869 and $85 as of September 30, 2022 and March 31, 2022, respectively, are due to SSC for expenses it paid, on our behalf. For the three months ended September 30, 2022 and September 30, 2021, the total paid to SSC for reimbursement was $1,075 and $0, respectively. For the six months ended September 30, 2022 and September 30, 2021, the total paid to SSC for reimbursement was $11,126 and $0, respectively. Subsequent to September 30, 2022, all expenses have been reimbursed.

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

SSC has agreed to absorb $2.07 million, the cost of the sales load (i.e., underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of September 30, 2022.

NOTE 7 – COMMON STOCK

In connection with its formation, the Company authorized 100,000,000 shares of its common stock with a par value of $0.01 per share. SSIC sold 6,214,672 common stock shares in exchange for approximately $87 million as of September 30, 2022.

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

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended September 30, 2022 and September 30, 2021:

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Net investment income (loss)	$550,415	$(128,186)	$771,660	$(292,248)
Net increase (decrease) in net assets resulting from operations	$559,923	$(128,186)	$771,660	$(292,248)
Weighted Average Shares Outstanding - basic and diluted	6,214,672	386	6,214,672	386
Net investment income (loss) per share - basic and diluted	$0.09	$(332.09)	$0.12	$(757.12)
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.09	$(332.09)	$0.12	$(757.12)

NOTE 10 – INCOME TAXES

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2022 and March 31, 2022.

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

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. There were no distributions paid for the tax periods ending December 31, 2021 and March 31, 2022 or the three and six month periods ending September 30, 2022.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of September 30, 2022:

September 30, 2022
Tax Cost of Investments	$24,467,466
-
Unrealized appreciation	$-
Unrealized depreciation	-
Net unrealized appreciation (depreciation) from investments	$-

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 11 – FINANCIAL HIGHLIGHTS

We were formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, we had no operations, except for matters relating to our formation and organization as a BDC. As a result, there are no significant financial results for comparative purposes. The following presents financial highlights for the three and six months ended September 30, 2022:

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
Per share data:
Net asset value at beginning of period	$13.64	$13.61
Net investment income (loss) (1)	0.09	0.12
Net realized and unrealized gains/(losses) on investments(1)	-	-
Net increase/(decrease) in net assets resulting from operations	0.09	0.12
Net asset value at end of period	$13.73	$13.73
Net assets at end of period	$85,323,750	$85,323,750
Shares outstanding at end of period	6,214,672	6,214,672
Weighted average net assets	$84,769,913	$84,661,597
Weighted average shares outstanding	6,214,672	6,214,672

Per share market value at end of period	$10.00	$10.00
Total return based on market value (2)	2.25%	(24.81)%
Total return based on net asset value (2)	0.66%	0.88%

Ratio/Supplemental data:
Ratio of expenses to average net assets(3)	0.74%	1.44%
Ratio of net investment income (loss) to weighted average net assets(3)	0.65%	0.91%
Portfolio turnover	N/A	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
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

NOTE 12 – SUBSEQUENT EVENTS

The Company's management evaluated subsequent events through the date on which the financial statements were issued. There have been no subsequent events, other than the below, that occurred during such period that have required adjustment or disclosure in the financial statements.

On October 6, 2022, the Company purchased $4.5 million of Curaleaf Holdings Inc.’s 8.00% fixed interest senior secured notes due December 15, 2026 for $3.9 million.

Also, on October 6, 2022, the Company purchased $2.0 million of AYR Wellness Inc.’s 12.50% fixed interest senior secured notes due December 10, 2024 for $1.8 million.

On October 27, 2022, the Company invested $21 million, gross of fees, in a first lien senior secured term loan at PRIME + 6.50% (PRIME floor of 6.25%) to Verano Holdings Corp. for $20.4 million, net of fees.

On November 8, 2022, the Board approved a change in the fiscal year end of the Company from the 31st of March to the 31st of December.

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

Generally, the loans we invest in have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

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

SILVER SPIKE INVESTMENT CORP.

We have invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with approximately $5 million to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $1.36 billion of potential investments in varying stages of underwriting.

We are externally managed by SSC. SSC also provides the administrative services necessary for us to operate. We believe that our ability to leverage the existing investment management platform of SSC enables us to operate more efficiently and with lower overhead costs than other newly formed funds of comparable size.

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

Hedging
To the extent that any of our investments are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering such contracts or in connection with settling them will be borne by us.

Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2022, our investment portfolio had an aggregate fair value of approximately $24.5 million and was comprised of approximately $24.5 million in first lien, senior secured loans, across two portfolio companies. As of March 31, 2022, we had no investments.

SILVER SPIKE INVESTMENT CORP.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of September 30, 2022. As of March 31, 2022, we had no investments.

	September 30, 2022
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	100.00%	100.00%
Total	100.00%	100.00%

The following table shows the composition of our investment portfolio by geographic region of the United States at cost and fair value as a percentage of total investments as of September 30, 2022. The geographic composition is determined by the location of the operations of the portfolio company. As of March 31, 2022, we had no investments.

	September 30, 2022
Geographic Region	Amortized Cost	Fair Value
West	83.60%	83.60%
Midwest	16.40%	16.40%
Total	100.00%	100.00%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2022. As of March 31, 2022, we had no investments.

	September 30, 2022
Industry	Amortized Cost	Fair Value
Wholesale Trade	100.00%	100.00%
Total	100.00%	100.00%

Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2022, our largest portfolio company represented 83.6% of the total fair value of our investments in portfolio companies. As of September 30, 2022, we had one portfolio company that represented 5% or more of our net assets.

Investment Activity
During the six months ended September 30, 2022, we made an aggregate of approximately $25.25 million of investments in two portfolio companies, excluding fees and discounts. During the three months ended September 30, 2022, there were no investments made, repayments received or sales of investments. During the six months ended September 30, 2022, there were no repayments received or sales of investments.

During the year ended March 31, 2022, we had made no investments.

The following table provides a summary of the changes in the investment portfolio for the six months ended September 30, 2022. During the year ended March 31, 2022, we had made no investments:

	Six Months Ended September 30, 2022	Year Ended March 31, 2022
Beginning Portfolio, at fair value	$-	$-
Purchases	24,417,500	-
Accretion of discount and fees (amortization of premium), net	49,966	-
PIK interest	-	-
Principal payments received on investments	-	-
Proceeds from early debt repayments	-	-
Sale of investments	-	-
Accretion of OID	-	-
Net realized gain/(loss)	-	-
Net change in unrealized appreciation/(depreciation)	-	-
Ending Portfolio, at fair value	$24,467,466	$-

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

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of September 30, 2022:

September 30, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	24,467,466	100
3	-	-
4	-	-
5	-	-
Total	$24,467,466	100%

Debt Investments on Non-Accrual Status
As of September 30, 2022, there were no loans in our portfolio placed on non-accrual status. As of March 31, 2022, there were no loans in our portfolio.

Results of Operations
The following discussion and analysis of our results of operations encompasses our results for the three and six months ended September 30, 2022 and 2021.

Investment Income
The following table sets forth the components of investment income:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Stated interest income	$1,140,059	$-	$1,530,142	$-
Accretion of discount and fees (amortization of premium), net	40,458	-	49,966	-
Acceleration of amortization of original issue discount	-	-	-	-
Payment in-kind interest	-	-	-	-
Prepayment penalty and related fees	-	-	-	-
Other fee income	-	-	410,000	-
Total investment income	$1,180,517	$-	$1,990,108	$-

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

SILVER SPIKE INVESTMENT CORP.

The Company also recognizes certain fees as one-time fee income, including, but not limited to, structuring fees.

For the three months ended September 30, 2022, total investment income was approximately $1.2 million, which is solely attributable to interest income. The weighted average interest rate for the three months ended September 30, 2022 is 13.04%. For the three months ended September 30, 2021 we had made no investments.

For the six months ended September 30, 2022, total investment income was approximately $2.0 million, which is attributable to $0.4 million of fee income related to structuring fees and $1.6 million of interest income. The weighted average interest rate for the six months ended September 30, 2022 is 12.87%. For the six months ended September 30, 2021 we had made no investments.

Operating Expenses
Our operating expenses for the three months ended September 30, 2022 are comprised of professional fees for legal, administration, audit and directors, and our management fees. For the three months ended September 30, 2021, our expenses are comprised primarily of organizational expenses. Our operating expenses totaled approximately $0.6 million and $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

Our operating expenses for the six months ended September 30, 2022 are comprised of professional fees for legal, administration, audit and directors, and our management fees. For the six months ended September 30, 2021, our expenses are comprised primarily of organizational expenses. Our operating expenses totaled approximately $1.2 million and $0.3 million for the six months ended September 30, 2022 and September 30, 2021, respectively.

Net Investment Income
As a result of approximately $1.2 million in total investment income as compared to $0.6 million in total expenses, net investment income for the three months ended September 30, 2022 was approximately $0.6 million. As a result of $0 in total investment income as compared to approximately $0.1 million in total expenses, net investment loss for the three months ended September 30, 2021 was approximately $0.1 million. The fluctuation in net investment income between the three months ended September 30, 2022 and the three months ended September 30, 2021 is due to the initial public offering of the Company occurring on February 8, 2022. Prior to February 8, 2022, we had no operations, except for matters relating to the Company’s formation and organization as a BDC.

As a result of approximately $2.0 million in total investment income as compared to $1.2 in total expenses, net investment income for the six months ended September 30, 2022 was approximately $0.8 million. As a result of $0 in total investment income as compared to approximately $0.3 million in total expenses, net investment loss for the six months ended September 30, 2021 was approximately $0.3 million. The fluctuation in net investment income between the six months ended September 30, 2022 and the six months ended September 30, 2021 is due to the initial public offering of the Company occurring on February 8, 2022. Prior to February 8, 2022, we had no operations, except for matters relating to the Company’s formation and organization as a BDC.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Net realized gain (loss) on investments:
Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	-	-	-
Total net realized gains/(losses) on investments	$-	$-	$-	$-

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

Net unrealized appreciation and depreciation on investments for the three and six months ended September 30, 2022 and 2021 is comprised of the following:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Gross unrealized appreciation	$9,508	$-	$-	$-
Gross unrealized depreciation	-	-	-	-
Total net unrealized gains (losses) on investments	$9,508	$-	$-	$-

SILVER SPIKE INVESTMENT CORP.

Net Increase (Decrease) in Net Assets Resulting from Operations
Net increase (decrease) in net assets resulting from operations during the three months ended September 30, 2022 and September 30, 2021, was approximately $0.6 million and $(0.1) million, respectively. Net increase (decrease) in net assets resulting from operations during the six months ended September 30, 2022 and September 30, 2021, was approximately $0.8 million and $(0.3) million, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share
For the three months ended September 30, 2022 and September 30, 2021, net increase (decrease) in net assets per common share was $0.09 and $(332.09), respectively. The increase in 2022 is the result of increased net investment income. For the six months ended September 30, 2022 and September 30, 2021, net increase (decrease) in net assets per common share was $0.12 and $(757.12), respectively. The increase in 2022 is the result of increased net investment income.

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

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of September 30, 2022, we had cash resources of approximately $61.1 million and no indebtedness.

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

Critical Accounting Policies

Basis of Presentation
The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). The Company follows accounting and reporting guidance as determined by the Financial Accounting Standards Board (“FASB”).

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in our financial statements. We will continuously evaluate our estimates, including those related to the matters described below. These estimates will be based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For additional information, please refer to “Note 2 – Significant Accounting Policies” in the notes to the financial statements included with this quarterly report on Form 10-Q. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. A discussion of our critical accounting policies follows.

Investment Valuation
Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser, as the Company’s valuation designee (the “Valuation Designee”), based on inputs that may include valuations provided by independent third-party valuation firm(s) engaged by the Adviser. Effective September 8, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Valuation Designee to perform the fair value determinations for the Company, subject to the oversight of the Board and certain Board reporting and other requirements.

SILVER SPIKE INVESTMENT CORP.

As part of the valuation process, the Adviser takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

-	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
-
With respect to investments for which market quotations are not readily available, the valuation process begins with the Adviser’s valuation committee establishing a preliminary valuation of each investment, which may be based on valuations provided by independent valuation firm(s);

-	Preliminary valuations are documented and discussed by the Adviser’s valuation committee; and
-	The Adviser determines the fair value of each investment.

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

As of September 30, 2022, there were no loan investments in the portfolio placed on non-accrual status. At March 31, 2022, there were no investments held by the Company.

SILVER SPIKE INVESTMENT CORP.

Other Contractual Obligations
We will have certain commitments pursuant to our Investment Advisory Agreement that we have entered into with SSC. We have agreed to pay a fee for investment advisory services consisting of two components: a base management fee and an incentive fee. Payments under the Investment Advisory Agreement will be equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee, as described in “Item 1. Financial Statements – Notes to Financial Statements (Unaudited) – Note 5 – Related Party Transactions.” We have also entered into a contract with SSC to serve as our administrator. Payments under the Administration Agreement will equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligation under the agreement, including rent, fees and other expenses inclusive of our allocable portion of the compensation of our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs).

Common Stock
Our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the symbol “SSIC” in connection with our IPO of shares of our common stock.

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On November 8, 2022, the last reported closing sales price of our common stock on the Nasdaq Global Market was $10.40 per share, which represented a discount of approximately 24.3% to our net asset value per share of $13.73 as of September 30, 2022.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended March 31, 2023
Third Quarter (through November 8, 2022)	*	$10.55	$9.75	*	*	*
Second Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
First Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
Year Ended March 31, 2022
Fourth Quarter(4)	$13.61	$14.41	$12.57	5.9%	-7.6%	$-

SILVER SPIKE INVESTMENT CORP.

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

Holders
As of November 8, 2022, there were approximately 2 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

As of September 30, 2022, 83.2% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 16.8% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$630	$-	$630
Up 200 basis points	420	-	420
Up 100 basis points	210	-	210
Down 100 basis points	(158)	-	(158)
Down 200 basis points	(158)	-	(158)
Down 300 basis points	(158)	-	(158)

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended September 30, 2022 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

SILVER SPIKE INVESTMENT CORP.

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

SILVER SPIKE INVESTMENT CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2022.

SILVER SPIKE INVESTMENT CORP.

By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Gregory Gentile
Gregory Gentile
Chief Financial Officer (Principal Financial and Accounting Officer)