Form 10-KT
period 2022-12-31
Silver Spike Investment Corp.
filed 2023-03-31
CIK 1843162

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2022 to December 31, 2022

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

Yes ☒         No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☒

As of June 30, 2022, the aggregate market value of the common stock ($0.01 par value per share) of the registrant held by non-affiliates of the registrant was approximately $16,765,707, based on the closing sale price on the Nasdaq Global Market on that date of $9.78 per share.

As of March 31, 2023, the registrant had 6,214,672 shares of common stock ($0.01 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this transition report on Form 10-K.

SILVER SPIKE INVESTMENT CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this transition report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this transition report on Form 10-K may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this transition report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this transition report on Form 10-K. Other factors that could cause actual results to differ materially include:

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

We have based the forward-looking statements included in this transition report on Form 10-K on information available to us on the date of this transition report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this transition report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

Overview

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

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on what we believe to be nascent cannabis industry growth and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. To date, we have invested in first lien secured, fixed and floating rate debt with terms of two to four years. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.” In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

SILVER SPIKE INVESTMENT CORP.
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

The loans in which we tend to invest typically pay interest at rates which are determined periodically on the basis of PRIME plus a premium. The loans in which we have invested and expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are not rated or are rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $841 million of potential investments in varying stages of underwriting.

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

Our Adviser also currently provides investment management services to several investment vehicles which are primarily special opportunities related to one or more specific transactions. In focusing on a broader sector-based credit and equity opportunity, our primary investment focus differs from that of other investments made by SSC, as SSC’s other managed vehicles do not have the mandate to make discretionary investments other than for the purpose of the specific investments for which they were formed. However, there may be overlap in terms of our targeted investments.

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

The key principals and members of senior management and the Investment Committee of our Adviser are Scott Gordon, our Chief Executive Officer and our Adviser’s Partner and Chief Executive Officer, Umesh Mahajan, our Chief Financial Officer and our Adviser’s Partner and Co-Head of Credit, William Healy, our Adviser’s Partner and Head of Capital Formation and Dino Colonna, CFA, our Adviser’s Partner and Co-Head of Credit.

SILVER SPIKE INVESTMENT CORP.
Cannabis Market Overview

The cannabis industry has experienced significant growth over the last several years. Canada legalized cannabis for adult use in 2018, and thirty-seven states and several territories, have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Twenty-one of those states and several territories have also legalized cannabis for adults for non-medical purposes. The cannabis industry is amongst the fastest growing industries in the world. 2022 estimated U.S. state-legal cannabis retail sales reached $30.8 billion, up 15% year-over-year and is expected to reach approximately $58.6 billion by 2030.1 We believe continued legalization of cannabis and the normalization of cannabis and its many uses - therapeutic, recreational and general health and wellness, are creating an attractive opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry.

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

Historically, cannabis firms have funded operations with equity, but as the industry matures and companies become more sensitive to equity dilution, we expect demand for credit-based solutions to increase. Market turbulence also added to the significant decrease in both debt and equity capital markets activity in 2022.

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

Public and Private Cannabis Capital Raises:

Year	Equity	Debt
2018	$11.6bn	$2.5bn
2019	$8.1bn	$3.2bn
2020	$2.7bn	$1.7bn
2021	$7.2bn	$5.7bn
2022	$1.8bn	$2.5bn
Source: Viridian Capital Advisors

[1]	See equio.newfrontierdata.com/cannabis-dashboard/map/cannabis-market (last visited February 1, 2023).

Public and Private Cannabis Mergers and Acquisitions:

Year	Deals
2020	91
2021	314
2022	174
Source: Viridian Capital Advisors

We expect overall capital markets activity to remain muted for the first half of 2023, unless federal reform momentum increases, but do expect demand for credit-based solutions to increase compared to last year, as companies continue to prefer less dilutive forms of growth capital. The lack of competition and financing options for cannabis businesses is as stark as we have seen in recent years and has created an opportune environment for us to make attractive growth capital investments from an advantageous position – the ability to drive terms and enhance structural protections while capturing above average risk-adjusted returns.

SILVER SPIKE INVESTMENT CORP.
Potential Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment.

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

Conservative Capital Structures. Given the limited access to credit for the cannabis industry, companies have been significantly funded with equity capital from entrepreneurs, family offices and, to a lesser extent, private equity firms. The significant amount of equity invested in companies in the industry should provide us with opportunities to lend to companies that have a larger percentage of equity as a percentage of their total capitalization than other middle-market companies. With more conservative capital structures, federally legal cannabis companies can have higher levels of cash flows available to service their debt. In addition, we expect federally legal cannabis companies to have simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

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

SILVER SPIKE INVESTMENT CORP.
As the industry continues to transition to a new legislative and regulatory framework, we believe that many companies will need a partner that can assist in providing a level of operational and financial expertise to support their growth. Our team includes a variety of investment, operational and healthcare professionals who will provide operating, technical, regulatory and legal expertise to evaluate investment opportunities. Our team includes Scott Gordon, Umesh Mahajan and Dino Colonna, all of whom have extensive expertise in cannabis-related industries. Our team consists of professionals who have decades of experience in capital markets globally and have extensive scientific and medical knowledge of the plant and its many compounds, and includes entrepreneurs and founders of consumer-facing businesses.

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

Investments

We will seek to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. Interest is generally paid on a floating rate basis, often with a floor, on benchmark rates such as the PRIME rate. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

Valuation of Portfolio Investments and NAV Determinations

We will generally invest in illiquid loans issued by private middle-market companies. All of our investments are recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors.

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

Investment transactions are recorded on the trade date and are carried at fair value. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. We record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the statements of operations.

Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser, as the Company’s valuation designee (the “Valuation Designee”), based on inputs that may include valuations, or ranges of valuations, provided by independent third-party valuation firm(s) engaged by the Adviser. Effective September 8, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Valuation Designee to perform the fair value determinations for the Company, subject to the oversight of the Board and certain Board reporting and other requirements.

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

•
With respect to investments for which market quotations are not readily available, the valuation process begins with the Adviser’s valuation committee establishing a preliminary valuation of each investment, which may be based on valuations, or ranges of valuations, provided by independent valuation firm(s);

•	Preliminary valuations are documented and discussed by the Adviser’s valuation committee and, where appropriate, the independent valuation firm(s); and

•	The Adviser determines the fair value of each investment.

SILVER SPIKE INVESTMENT CORP.
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

Quarterly NAV Determination
We will determine the NAV per share of our common stock on a quarterly basis. The NAV per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities will include amounts which we have accrued under our Investment Advisory Agreement, including the management fee, Incentive Fee on Income and Incentive Fee on Capital Gains, the latter of which will be accrued based upon our realized capital gains on a cumulative basis from inception through the end of each fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on Capital Gains.

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

SILVER SPIKE INVESTMENT CORP.
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

We believe that some of our competitors make loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”

Human Capital
We do not have any employees. The day-to-day management of our investment portfolio is primarily the responsibility of our Adviser and its Investment Committee, which currently consists of Scott Gordon, our Chief Executive Officer and our Adviser’s Partner and Chief Executive Officer, Umesh Mahajan, our Chief Financial Officer  and our Adviser’s Partner and Co-Head of Credit, William Healy, our Adviser’s Partner and Head of Capital Formation, Dino Colonna, CFA, our Adviser’s Partner and Co-Head of Credit and Derek Jeong, our Adviser’s Director. See “—Investment Advisory Agreement.”

We reimburse our administrator, SSC, for the costs and expenses incurred by SSC in performing its obligations and providing personnel and facilities under the Administration Agreement (including costs and expenses incurred by SSC in connection with the delegation of its obligations under the Administration Agreement to a sub-administrator). We are generally not responsible for the compensation of SSC’s employees or any overhead expenses of SSC (including rent, office equipment and utilities). However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). See “—Administration Agreement.”

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

•
Scott Gordon. Mr. Gordon has served as the Chairperson of our Board of Directors and our Chief Executive Officer since our inception. Mr. Gordon is the founder and Chief Executive Officer of Silver Spike Capital, an investment platform dedicated to the cannabis industry that includes our Adviser. Prior to founding Silver Spike Capital, Mr. Gordon had been the co-founder and chairman of Egg Rock Holdings, LLC (“Egg Rock”), the parent company of the Papa & Barkley family of cannabis products, with related subsidiary assets in manufacturing, processing, and logistics. Egg Rock also is the parent company of Papa & Barkley Essentials, a hemp-derived CBD business based in Colorado. From 2016 to 2019, Mr. Gordon was also President of Fintech Advisory Inc., the investment manager for a multi-billion dollar family office fund focused on long-term and opportunistic investments in emerging markets. From late 2013 to 2016, Mr. Gordon served as a Portfolio Manager at Taconic Capital Advisors, a multi-strategy investment firm. Prior to joining Taconic, Mr. Gordon was a Partner and Portfolio Manager at Caxton Associates from 2009 to 2012. He was also a Senior Managing Director and Head of Emerging Markets at Marathon Asset Management from 2007 to 2009. Earlier in his career, Mr. Gordon held leadership positions at Bank of America and ING Capital. Mr. Gordon was a founding member of the Emerging Markets business at JP Morgan where he worked upon graduating from Bowdoin College in 1983.

Mr. Gordon is Chairperson of the Board of Directors and Chief Executive Officer of Silver Spike Acquisition Corp. II, a blank check company whose sponsor is an affiliate of the Adviser. Mr. Gordon also serves as an independent director of WM Technology, Inc. (formerly, Silver Spike Acquisition Corp.), which operates Weedmaps, a leading online listings marketplace for cannabis consumers and businesses, and WM Business, a comprehensive SaaS subscription offering sold to cannabis retailers and brands. From 2019 to June 2021, Mr. Gordon served as Chairperson of the Board of Directors and Chief Executive Officer of Silver Spike Acquisition Corp.

SILVER SPIKE INVESTMENT CORP.
•
Dino Colonna, CFA. Mr. Colonna, our Adviser’s Partner and Co-Head of Credit, is primarily responsible for the day-to-day management of our investment portfolio. Since 2001, Mr. Colonna has managed traditional and alternative investment portfolios, and advised corporations and institutional investors across the global capital markets. Prior to joining the Adviser, Mr. Colonna was managing partner at Madison Capital Advisors, a middle-market asset-backed lending and advisory firm focused on emerging growth companies in the cannabis, life sciences and tech sectors. Prior to Madison Capital Advisors, Mr. Colonna spent four years as an investment banker at the top-ranked Equity Capital Markets team at Barclays in London, and six years as a senior research analyst at Forest Investment Management, a global multi-strategy hedge fund. With Barclays, he advised on and structured over $8 billion of equity, derivative and debt transactions, and while at Forest Investment Management, he specialized in credit and equity research, and was part of the portfolio management team managing an over $500 million multi-strategy portfolio. Mr. Colonna holds a CFA Charter, a B.S.B.A. from the University of Delaware and an international M.B.A. from ESADE Business School (Spain).

•
William Healy. Mr. Healy, our Adviser’s Partner and Head of Capital Formation, is primarily responsible for the day-to-day management of our investment portfolio. Since 1986, Mr. Healy has advised and covered institutional clients in a variety of roles spanning corporate finance, investment management, and investment banking in London, Brazil, and New York. Prior to joining the Adviser, he was President of Pantera Capital Management, a blockchain venture capital manager, from 2018 to May 2019. From 1998 to 2016, Mr. Healy managed several hedge fund and private equity dedicated institutional sales teams at Deutsche Bank and the firm’s wealth and asset management division. He began his career with The Chase Manhattan Bank based in London, Brazil, and New York where he advised multinational corporations on cross-border funding of their Latin America-domiciled operations. From 1993 to 1998, he formed and managed the ING Barings emerging markets institutional debt sales team where he covered clients and often traveled to Latin America, Europe, and Asia to structure, price, and pre-market many of the firm’s capital markets transactions. Mr. Healy received a BA, International Business from The George Washington University, Washington DC. He is multi-lingual (English, Spanish, and Portuguese) and a Chartered Alternative Investment Analyst Association (CAIA) member. Mr. Healy also serves as a member of the board of directors and president of Silver Spike Acquisition Corp. II and, from 2019 to June 2021, served as a member of the board of directors and president of Silver Spike Acquisition Corp.

•
Umesh Mahajan. Mr. Mahajan is our Chief Financial Officer and our Adviser’s Partner and Co-Head of Credit. Mr. Mahajan is primarily responsible for the day-to-day management of our investment portfolio. Prior to joining the Adviser, Mr. Mahajan was a Managing Director for four years at Ascribe Capital, a credit fund focused on value investing in middle market companies.  From September 2003 to August 2016, Mr. Mahajan worked at Merrill Lynch and Bank of America in various roles in their Global Markets and Investment Banking divisions in New York.  He specialized in credit and special situation investing as a Managing Director in the Global Credit and Special Situations group at Bank of America Securities and as a Vice President in the Principal Credit Group at Merrill Lynch.  Mr. Mahajan also worked in Merrill Lynch’s energy and power investment banking group for two years.  From 1994 to 2001, Mr. Mahajan worked in J.P. Morgan’s investment banking team in Asia.  Mr. Mahajan holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology, Bombay and an MBA from The Wharton School of the University of Pennsylvania where he graduated as a Palmer Scholar. Mr. Mahajan also holds a Certificate in ESG Investing from the CFA Institute.

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

Incentive Fee

The incentive fee has two parts. The first part of the incentive fee, the Incentive Fee on Income, is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies, (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with SSC, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received and may never receive in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 1.75% per quarter (7% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate the Incentive Fee on Income is also included in the amount of our gross assets used to calculate the 1.75% base management fee. The operation of the Incentive Fee on Income with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

Payment of Our Expenses

Our primary operating expenses are a base management fee and any incentive fees under the Investment Advisory Agreement. Our investment management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments.

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

SILVER SPIKE INVESTMENT CORP.
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

Organization of Our Investment Adviser

Our Adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 600 Madison Avenue, Suite 1800, New York, NY 10022.

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

We reimburse our administrator, SSC, for the costs and expenses incurred by SSC in performing its obligations and providing personnel and facilities under the Administration Agreement (including costs and expenses incurred by SSC in connection with the delegation of its obligations under the Administration Agreement to a sub-administrator). We are generally not responsible for the compensation of SSC's employees or any overhead expenses of SSC (including rent, office equipment and utilities). However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). The Administration Agreement also provides that we shall reimburse SSC for certain organization costs incurred prior to the commencement of our operations, and for certain offering costs. Such reimbursement is at cost, with no profit to, or markup by, SSC. Our allocable portion of SSC’s costs will be determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which SSC provides administrative services. SSC may also provide on our behalf managerial assistance to our portfolio companies.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from its initial approval, and from year-to-year thereafter, if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of our outstanding voting securities, or by the vote of the Board of Directors, or by SSC.

In accordance with the Administration Agreement, and with the approval of the Board of Directors, the Company and SSC have entered into a services agreement with SS&C as sub-administrator (the “Services Agreement”). Under the Services Agreement, SS&C has assumed responsibility for performing certain administrative services for us.

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

Participants may terminate their accounts under the plan by notifying our administrator by mail at 600 Madison Avenue, Suite 1800, New York, NY 10022, or by calling our administrator at (212) 905-4923.

We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us. All correspondence concerning the plan should be directed to our administrator by mail at 600 Madison Avenue, Suite 1800, New York, NY 10022, or by telephone at (212) 905-4923.

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

●	the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion;

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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

Exclusion from CFTC Regulation

CFTC Rule 4.5 permits investment advisers to BDCs to claim an exclusion from the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) with respect to a fund, provided certain requirements are met. In order to permit our Adviser to claim this exclusion with respect to us, we must limit our transactions in certain futures, options on futures and swaps deemed “commodity interests” under CFTC rules (excluding transactions entered into for “bona fide hedging purposes,” as defined under CFTC regulations) such that either: (i) the aggregate initial margin and premiums required to establish such futures, options on futures and swaps do not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions; or (ii) the aggregate net notional value of such futures, options on futures and swaps does not exceed 100% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions. In addition to meeting one of the foregoing trading limitations, we may not market ourself as a commodity pool or otherwise as a vehicle for trading in the futures, options or swaps markets. Accordingly, we are not subject to regulation under the CEA or otherwise regulated by the CFTC. If the Adviser was unable to claim the exclusion with respect to us, the Adviser would become subject to registration and regulation as a commodity pool operator, which would subject the Adviser and us to additional registration and regulatory requirements and increased operating expenses.

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

SILVER SPIKE INVESTMENT CORP.
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

Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Silver Spike Investment Corp., 600 Madison Avenue, Suite 1800, New York, NY 10022.

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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

A RIC will be subject to a nondeductible 4% excise tax on certain amounts that we fail to distribute during each calendar year. In order to avoid this excise tax, a RIC must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary taxable income for the calendar year, (ii) 98.2% of its capital gain net income for the one-year period ended on October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For purposes of determining whether we have met this distribution requirement, (i) certain ordinary gains and losses that would otherwise be taken into account for the portion of the calendar year after October 31 will be treated as arising on January 1 of the following calendar year and (ii) we will be deemed to have distributed any income or gains on which we have paid U.S. federal income tax. Amounts distributed and reinvested pursuant to our dividend reinvestment plan will be treated as distributed for all U.S. tax purposes, including for purposes of the distribution requirement described above and the excise tax.

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

SILVER SPIKE INVESTMENT CORP.
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

Because the tax treatment of a distribution depends upon our current and accumulated earnings and profits, a distribution received shortly after an acquisition of shares may be taxable, even though, as an economic matter, the distribution represents a return of your initial investment. Distributions will be treated in the manner described above regardless of whether paid in cash or invested in additional shares pursuant to our dividend reinvestment plan.  Although dividends generally will be treated as distributed when paid, dividends declared in October, November or December, payable to shareholders of record on a specified date in one of those months, and paid during the following January, will be treated for U.S. federal income tax purposes as having been distributed by us and received by shareholders on December 31 of the year in which declared. Shareholders will be notified annually as to the U.S. federal tax status of distributions.

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

SILVER SPIKE INVESTMENT CORP.
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

If the income you derive from your investment in our shares is “effectively connected” with a U.S. trade or business conducted by you (and, if required by an applicable tax treaty, is attributable to a U.S. permanent establishment maintained by the Non-U.S. Holder), any distributions of “investment company taxable income,” any capital gain dividends, any amounts we retain that are designated as undistributed capital gains and any gains realized upon the sale or exchange of shares will be subject to U.S. federal income tax, on a net income basis, at the rates applicable to U.S. Holders. If you are a corporation, you may also be subject to the U.S. branch profits tax.

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

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this transition report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in our common stock, as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

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

•
A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

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

SILVER SPIKE INVESTMENT CORP.
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

Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.

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

SILVER SPIKE INVESTMENT CORP.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this transition report on Form 10-K, and its full impact on our portfolio companies after the date hereof is unknown.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time-to-time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding). The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

SILVER SPIKE INVESTMENT CORP.
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

General economic and market conditions, including those caused by inflation and a rising interest rate environment, could materially affect the success of our activities and investments.

Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) have adversely impacted, and could in the future further impact, the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies in the future may be negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

The COVID-19 pandemic caused severe disruptions in the global economy and disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic is ongoing as of the filing date of this transition report on Form 10-K, and its extended duration may have further adverse impacts on our portfolio companies after the date hereof, including for the reasons described herein.

SILVER SPIKE INVESTMENT CORP.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith in accordance with procedures established by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we will invest. As a result, we value these securities quarterly at fair value as determined in good faith in accordance with procedures established by our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.

The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. In the event a portfolio company, or potential portfolio company, has a commercial relationship with a bank that has failed or is otherwise distressed, such portfolio company may experience delays or other issues in meeting certain obligations or consummating transactions. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

SILVER SPIKE INVESTMENT CORP.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated NAV would pay a higher price than the realizable value of our investments might warrant.

In addition, the participation of the investment professionals in the valuation process, and the indirect pecuniary interest of Scott Gordon, our Chief Executive Officer and an interested member of our Board of Directors, and Umesh Mahajan, our Chief Financial Officer, William Healy and Dino Colonna in the Adviser could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the Incentive Fees on Capital Gains payable to the Adviser will be based, in part, on unrealized losses.

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

We compete for investments with other BDCs, public and private funds (including hedge funds, mezzanine funds and CLOs) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

SILVER SPIKE INVESTMENT CORP.
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

As a BDC, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance. We are currently targeting a debt-to-equity ratio of 0.50x (i.e., we aim to have one dollar of equity for each $0.50 of debt outstanding). These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

SILVER SPIKE INVESTMENT CORP.
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

Our Board of Directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose part or all of your investment.

SILVER SPIKE INVESTMENT CORP.
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

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes or series of stock, including preferred stock, which could convey special rights and privileges to its owners.

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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As a result, we intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act.”). We cannot predict if investors will find shares of our common stock less attractive because we will rely on this exemption. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

SILVER SPIKE INVESTMENT CORP.
In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The incentive fee that will be payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The Incentive Fee on Income is based on a percentage of our net investment income (subject to a hurdle rate), which may encourage our Adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded and may result in an obligation for us to pay an Incentive Fee on Income to the Adviser even if we have incurred a loss for an applicable period.

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

SILVER SPIKE INVESTMENT CORP.
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

Pursuant to the Administration Agreement, SSC furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We reimburse our administrator, SSC, for the costs and expenses incurred by SSC in performing its obligations and providing personnel and facilities under the Administration Agreement (including costs and expenses incurred by SSC in connection with the delegation of its obligations under the Administration Agreement to a sub-administrator). We are generally not responsible for the compensation of SSC’s employees or any overhead expenses of SSC (including rent, office equipment and utilities). However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs)..

SILVER SPIKE INVESTMENT CORP.
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

If we enter into a secured credit facility, all or significant amounts of our assets would likely be pledged as collateral to secure borrowings thereunder. If we default on our obligations under such a facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we intend to operate. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we intend to pay to our stockholders.

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

SILVER SPIKE INVESTMENT CORP.
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

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
These factors may make certain of our portfolio companies more susceptible to the adverse effects of the COVID-19 pandemic and resulting government regulations. As a result of the limitations associated with certain portfolio companies, we must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. In addition, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

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

SILVER SPIKE INVESTMENT CORP.
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

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

We may be subject to risks arising from revolving credit facilities.

We may acquire or originate revolving credit facilities from time to time. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding draw-downs under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

We can offer no assurance that a borrower of a revolving credit facility will fully draw down its available credit thereunder, and in many cases a borrower with sufficient liquidity may forego drawing down its available credit thereunder in favor of obtaining other liquidity sources. As a result, we are likely to hold unemployed funds, and investments in revolving credit facilities may therefore adversely affect our returns.

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

We will invest primarily in senior secured loans, including unitranche and second lien debt instruments, as well as unsecured debt instruments, issued by our portfolio companies. If we invest in unitranche, second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we will invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we will invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

SILVER SPIKE INVESTMENT CORP.
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

We may make unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of middle-market companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with a complete set of financial maintenance covenants.

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

SILVER SPIKE INVESTMENT CORP.
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

We have not yet identified most of the portfolio investments that we will acquire with the proceeds of our initial public offering. We have significant flexibility in investing the net proceeds of our initial public offering and any future offering, and may do so in a way with which you may not agree. Additionally, our Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our common stock. In addition, pending such investments, we may invest the net proceeds from this offering primarily in high-quality, short-term debt securities, consistent with our BDC election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.

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

SILVER SPIKE INVESTMENT CORP.
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

In November 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, which BDCs were required to comply with no later than August 19, 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We have adopted updated policies and procedures in compliance with Rule 18f-4, and currently qualify as a “limited derivatives user.” Our ability to enter into derivatives transactions may be limited because of the unwillingness or inability of certain financial institutions to transact with cannabis-related companies such as ourselves.

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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

Legal status of cannabis, other than hemp

Thirty-seven states and several territories have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Twenty-one of those states and several territories have also legalized cannabis for adults for non-medical purposes (sometimes referred to as recreational use).

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

The likelihood of adverse enforcement against companies complying with state cannabis laws remains uncertain. The U.S. government has not recently prosecuted any state law compliant cannabis entity, although the risk of future enforcement cannot be dismissed entirely. In 2018, then-U.S. Attorney General Jefferson Sessions rescinded the DOJ’s previous guidance (the Cole Memo) that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities, and had authorized federal prosecutors to use their prosecutorial discretion to decide whether to prosecute state-legal adult-use cannabis activities. Since that time, U.S. Attorneys have taken no legal action against state law compliant entities.

SILVER SPIKE INVESTMENT CORP.
While President Biden’s election campaign promise to decriminalize may mean that the federal government would not criminally enforce the Schedule II status against state legal entities, the implications are not entirely clear. Although the U.S. Attorney General could order federal prosecutors not to interfere with cannabis businesses operating in compliance with states’ laws, the President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to CSA schedule II would ease certain research restrictions, it would not make the state medical or adult use programs federally legal. Furthermore, while industry observers are hopeful that changes in Congress, along with a Biden presidency, will increase the chances of banking reform, such as the SAFE Banking Act, we cannot provide assurances that a bill legalizing cannabis would be approved by Congress.

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

SILVER SPIKE INVESTMENT CORP.
Despite the passage of the 2018 Farm Bill, hemp products’ legal status is complicated further by state and other federal law. The states are a patchwork of different laws on hemp and its extracts, including CBD. Additionally, the FDA claims that the Food, Drugs & Cosmetics Act (the “FDCA”) significantly limits the legality of hemp-derived CBD products.

The section of the 2018 Farm Bill establishing a framework for hemp production also states explicitly that it does not affect or modify the FDCA, Section 351 of the Public Health Service Act, or the authority of the Commissioner of the FDA under those laws. Within hours of President Trump signing the 2018 Farm Bill, the FDA issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the [FDCA] and Section 351 of the Public Health Service Act.” First, the FDA noted that “it’s unlawful under the [FDCA] to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD (and THC) are active ingredients in FDA-approved drugs and became the subject of public substantial clinical investigations when GW Pharmaceuticals submitted investigational new drug (“IND”) applications for Sativex and Epidiolex, both containing CBD as an active ingredient. The FDA then warned against health claims: prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media or orally by the company’s representatives. The FDA did acknowledge that hemp foods not containing CBD or THC (e.g., hulled hemp seeds, hemp seed protein, hemp seed oil) are legal.

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

SILVER SPIKE INVESTMENT CORP.
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

A cannabis products business will be subject to a variety of laws, regulations and guidelines in each of the jurisdictions in which it operates. Complying with multiple regulatory regimes will require additional resources and may limit a portfolio company’s ability to expand into certain jurisdictions, even where cannabis may be legal. For example, even if cannabis were to become legal under U.S. federal law, companies operating in the cannabis industry would have to comply with applicable state and local laws, which may vary greatly between jurisdictions, increasing costs for companies that operate in multiple jurisdictions.

SILVER SPIKE INVESTMENT CORP.
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

As a result of changing consumer preferences, many consumer products attain financial success for a limited period of time. Even if a portfolio company’s products find success at retail, there can be no assurance that such products will continue to be profitable. A portfolio company’s success will be significantly dependent upon its ability to develop new and improved product lines and adapt to consumer preferences. Even if a portfolio company is successful in introducing new products or developing its current products, a failure to gain consumer acceptance or to update products could cause a decline in the products’ popularity and impair the brands. In addition, a portfolio company may be required to invest significant capital in the creation of new product lines, strains, brands, marketing campaigns, packaging and other product features, none of which are guaranteed to be successful. Failure to introduce new features and product lines and to achieve and sustain market acceptance could result in the portfolio company being unable to satisfy consumer preferences and generate revenue.

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

SILVER SPIKE INVESTMENT CORP.
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

Many businesses in the cannabis industry face rapidly changing markets, technology, emerging industry standards and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render a portfolio company’s products obsolete, less competitive or less marketable. The process of developing their products is complex and requires significant continuing costs, development efforts and third-party commitments, including licensees, researchers, collaborators and lenders. A portfolio company’s failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect its and our business, financial condition and results of operations. A portfolio company may be unable to anticipate changes in its customer requirements that could make its existing technology, processes or formulations obsolete. Its success will depend in part on its ability to continue to enhance its existing technologies, develop new technology that addresses the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of its proprietary technology, processes and formulations may entail significant technical and business risks. A portfolio company may not be successful in using its new technologies or exploiting its niche markets effectively or adapting its business to evolving customer or medical requirements or preferences or emerging industry standards.

SILVER SPIKE INVESTMENT CORP.
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

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, the unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCEN”), a division of the U.S. Department of the Treasury (the “FinCEN Memo”), clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Despite the rescission of memoranda that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, FinCEN has not rescinded the FinCEN Memo. While this memo appears to be a standalone document and is presumptively still in effect, FinCEN could elect to rescind the FinCEN Memo at any time. Banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty in establishing banking relationships. The inability of portfolio companies to maintain bank accounts would make it difficult for them to operate their business, would increase their operating costs and pose additional operational, logistical and security challenges, and could result in their inability to implement their business plan.

SILVER SPIKE INVESTMENT CORP.
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

Due to our involvement in the regulated cannabis industry, we and our borrowers may have a difficult time obtaining or maintaining the various insurance policies that are desired to operate our business, which may expose us to additional risk and financial liabilities.

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

SILVER SPIKE INVESTMENT CORP.
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

Due to the nature of a portfolio company’s products, security of the product during transportation to and from its facilities may be important. A breach of security during transport or delivery could have a material adverse effect on a portfolio company’s business, financial condition and results of operations, which could also have an adverse effect on our business, financial condition and results of operations. Any breach of the security measures during transport or delivery, including any failure to comply with recommendations or requirements of regulatory authorities, could also have an impact on the portfolio company’s ability to continue operating under its license or the prospect of renewing its licenses.

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

SILVER SPIKE INVESTMENT CORP.
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

The ability of a portfolio company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that a portfolio company will be successful in maintaining its required supply of skilled labor, equipment, parts and components. Qualified individuals are in high demand, and the portfolio company may incur significant costs to attract and retain them. It is also possible that the final costs of the major equipment and materials, including packaging materials, contemplated by the portfolio company’s capital expenditure program may be significantly greater than anticipated by the portfolio company’s management, and may be greater than funds available to the portfolio company, in which circumstance the portfolio company may curtail, or extend the time frames for completing, its capital expenditure plans. This could have a material adverse effect on the portfolio company’s business, financial condition and results of operations, which could also have an adverse effect on our business, financial condition and results of operations.

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

SILVER SPIKE INVESTMENT CORP.
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

Cannabis growing operations consume considerable energy, which makes a portfolio company vulnerable to rising energy costs and/or the availability of stable energy sources. Accordingly, rising or volatile energy costs or the inability to access stable energy sources may have a material adverse effect on the portfolio company’s business, financial condition and results of operations, which could also adversely affect our business, financial condition and results of operations.

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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On March 24, 2023, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.08 per share, which represented a discount of approximately 34.7% to our net asset value per share of $13.91 as of December 31, 2022.

			Price Range
Class and Period	Net Asset Value(1)		High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2023
First Quarter (Through March 24, 2023)	$	*	$9.98	$9.08	*	*	*
Year Ended December 31, 2022(4)
Fourth Quarter		$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter		$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter		$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)		$13.61	$14.41	$12.57	5.9%	-7.6%	-

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the end of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	On November 8, 2022, our Board of Directors approved a change to our fiscal year end from March 31 to December 31.
(5)	Shares of our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the trading symbol “SSIC.”
*	Not determined at time of filing.

SILVER SPIKE INVESTMENT CORP.
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

Holders

As of March 24, 2023, there were approximately 2 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions

To the extent that we have income available, we intend to make quarterly distributions to our stockholders beginning after our first full year of operations. The amount of our distributions, if any, will be determined by our Board of Directors.

We have elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, commencing with our taxable year ended March 31, 2022. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

SILVER SPIKE INVESTMENT CORP.
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

We made no distributions during the fiscal year ended December 31, 2022.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2022.

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

SILVER SPIKE INVESTMENT CORP.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis or our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this transition report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors.” Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We were formed in January 2021 as a Maryland corporation and structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we have elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code, commencing with our taxable year ended March 31, 2022. On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

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

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on what we believe to be nascent cannabis industry growth and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. To date, we have invested in first lien secured, fixed and floating rate debt with terms of two to four years. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.” In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

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

SILVER SPIKE INVESTMENT CORP.
The loans in which we tend to invest typically pay interest at rates which are determined periodically on the basis of PRIME plus a premium. The loans in which we have invested and expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are not rated or are rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $841 million of potential investments in varying stages of underwriting.

We are externally managed by SSC. SSC also provides the administrative services necessary for us to operate. We believe that our ability to leverage the existing investment management platform of SSC enables us to operate more efficiently and with lower overhead costs than other newly formed funds of comparable size.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to six years. Our loan portfolio will bear interest at a fixed or floating rate, subject to interest rate floors in certain cases. Interest on our debt investments will generally be payable either monthly or quarterly, but may be semi-annually.

Our investment portfolio consists of fixed and floating rate loans, and our credit facilities, if any, will bear interest at floating rates. Macro trends in base interest rates like PRIME may affect our net investment income over the long term.

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

Expenses

Our primary operating expenses are a base management fee and any incentive fees under the Investment Advisory Agreement. Our investment management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments. See “Item 1. Business—Investment Advisory Agreement.”

SILVER SPIKE INVESTMENT CORP.
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

SILVER SPIKE INVESTMENT CORP.
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

Portfolio Composition and Investment Activity

Portfolio Composition
As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $50.3 million and was comprised of approximately $40.7 million in first lien, senior secured loans, and approximately $9.6 million in senior secured notes across five portfolio companies. As of March 31, 2022, we had no investments.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of December 31, 2022. As of March 31, 2022, we had no investments.

	December 31, 2022
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	80.9%	80.9%
Senior Secured Notes	19.1	19.1
Total	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region of the United States at cost and fair value as a percentage of total investments as of December 31, 2022. The geographic composition is determined by the location of the headquarters of the portfolio company. As of March 31, 2022, we had no investments.

	December 31, 2022
Geographic Region	Amortized Cost	Fair Value
Midwest	48.4%	48.5%
West	40.5	40.3
Northeast	7.6	7.7
Southeast	3.5	3.5
Total	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of December 31, 2022. As of March 31, 2022, we had no investments.

SILVER SPIKE INVESTMENT CORP.
	December 31, 2022
Industry	Amortized Cost	Fair Value
Wholesale Trade	100.0%	100.0%
Total	100.0%	100.0%

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2022, we had two portfolio companies that represented 80.9% of the fair value of our portfolio. As of December 31, 2022, our largest portfolio company represents 40.64% of the total fair value of our investments in portfolio companies.

Investment Activity

During the nine months ended December 31, 2022, we made an aggregate of approximately $50.4 million of investments in five portfolio companies, excluding fees and discounts. During the nine months ended December 31, 2022, there were no repayments received or sales of investments.

During the year ended March 31, 2022, we had made no investments.

The following table provides a summary of the changes in the investment portfolio for the nine months ended December 31, 2022. During the year ended March 31, 2022, we had made no investments:

Nine Months Ended December 31, 2022
Beginning Portfolio, at fair value	$-
Purchases	50,362,500
Accretion of discount and fees (amortization of premium), net	165,398
PIK interest	-
Principal payments received on investments	-
Proceeds from principal repayments	-
Sale of investments	-
Net realized gain (loss) on investments	-
Net change in unrealized appreciation (depreciation) on investments	(273,348)
Ending Portfolio, at fair value	$50,254,550

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

SILVER SPIKE INVESTMENT CORP.
Investment Performance Risk Rating	Summary Description
Grade 1
Investments rated 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable.  Full return of principal, interest and dividend income is expected.

Grade 2
Investment is performing in-line with expectations. Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. Risk factors remain neutral or favorable compared with initial underwriting. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.

Grade 3
Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition. Capital impairment or payment delinquency is not anticipated. The investment may also be out of compliance with certain financial covenants.

Grade 4
Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due). Delinquency of interest and / or dividend payments in anticipated. No loss of principal is anticipated.

Grade 5
Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. It is anticipated that the Company will not recoup its initial cost and may realize a loss upon exit. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of December 31, 2022:

December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	50,254,550	100.00
3	-	-
4	-	-
5	-	-
Total	$50,254,550	100.00%

Debt Investments on Non-Accrual Status

As of December 31, 2022, there were no loans in our portfolio placed on non-accrual status. As of March 31, 2022, there were no loans in our portfolio.

Results of Operations

The Company was formed January 25, 2021, the effective date of our registration statement was February 3, 2022, and our investment activity commenced on May 26, 2022. During the year ended March 31, 2022 and the period of January 25, 2021 (Inception) to March 31, 2021, the primary activities of the Company were offering and organizational in nature. See the Company's annual report on Form 10-K for the fiscal year ended March 31, 2022 for details. Therefore, the following discussion and analysis of our results of operations encompasses our results for the nine months ended December 31, 2022 and 2021.

Investment Income

The following table sets forth the components of investment income for the nine months ended December 31, 2022. As of December 31, 2021, there were no investments in our portfolio:

SILVER SPIKE INVESTMENT CORP.
Nine Months Ended December 31, 2022
Stated interest income	$3,461,394
Accretion of discount and fees (amortization of premium), net	165,398
Other fee income	410,000
Total investment income	$4,036,792

We generate revenues primarily in the form of investment income from the investments we hold, generally in the form of interest income from our debt securities. Stated interest income represents interest income recognized as earned in accordance with the contractual terms of the loan agreement. Stated interest income from original issue discount (“OID”) and market discount represent the accretion into interest income over the term of the loan as a yield enhancement. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

The Company also recognizes certain fees as one-time fee income, including, but not limited to, structuring fees.

For the nine months ended December 31, 2022, total investment income was approximately $4.0 million, which is attributable to $0.4 million of fee income related to structuring fees and $3.6 million of interest income. For the nine months ended December 31, 2021 we had made no investments.

Operating Expenses

Our operating expenses for the nine months ended December 31, 2022 are comprised primarily of professional fees for legal, administration, audit and directors, and our management fees. For the nine months ended December 31, 2021, our expenses are comprised primarily of organizational expenses. Our operating expenses totaled approximately $1.8 million and $0.3 million for the nine months ended December 31, 2022 and December 31, 2021, respectively.

Net Investment Income

As a result of approximately $4.0 million in total investment income as compared to $1.8 million in total expenses, net investment income for the nine months ended December 31, 2022 was approximately $2.2 million. As a result of $0 in total investment income as compared to approximately $0.3 million in total expenses, net investment loss for the nine months ended December 31, 2021 was approximately $0.3 million. The fluctuation in net investment income between the nine months ended December 31, 2022 and the nine months ended December 31, 2021 is due to the initial public offering of the Company occurring on February 8, 2022. Prior to February 8, 2022, we had no operations, except for matters relating to the Company’s formation and organization as a BDC.

SILVER SPIKE INVESTMENT CORP.
Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

There were no net realized gains (losses) from the sales, repayments, or exits of investments during the nine months ended December 31, 2022 or December 31, 2021.

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

Net unrealized appreciation and depreciation on investments for the nine months ended December 31, 2022 and 2021 is comprised of the following:

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Gross unrealized appreciation	$–	$-
Gross unrealized depreciation	(273,348)	-
Total net unrealized appreciation (depreciation) on investments	$(273,348)	$-

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Shryne Group Inc.	$(211,281)	$-
PharmaCann Inc.	(62,067)	-
Total net unrealized appreciation (depreciation) on investments	$(273,348)	$-

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

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of December 31, 2022, we had cash resources of approximately $35.1 million and no indebtedness.

Another use of funds will be dividend payments. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. Additionally, in order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

Dividends may also be distributed in accordance with the Company’s distribution reinvestment plan (“DRIP”). which provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator.

SILVER SPIKE INVESTMENT CORP.
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

Critical Accounting Estimates

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in our financial statements. We will continuously evaluate our estimates, including those related to the matters described below. These estimates will be based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For additional information, please refer to “Note 2 – Significant Accounting Policies” in the notes to the financial statements included with this transition report on Form 10-K. Valuation of investments and income recognition are considered to be our critical accounting policies and estimates. A discussion of our critical accounting policies follows.

Investment Valuation

Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser, as the Company’s valuation designee (the “Valuation Designee”), based on inputs that may include valuations, or ranges of valuations, provided by independent third-party valuation firm(s) engaged by the Adviser. Effective September 8, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Valuation Designee to perform the fair value determinations for the Company, subject to the oversight of the Board and certain Board reporting and other requirements.

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

•
With respect to investments for which market quotations are not readily available, the valuation process begins with the Adviser’s valuation committee establishing a preliminary valuation of each investment, which may be based on valuations, or ranges of valuations, provided by independent valuation firm(s);

•	Preliminary valuations are documented and discussed by the Adviser’s valuation committee and, where appropriate, the independent valuation firm(s); and

•	The Adviser determines the fair value of each investment.

SILVER SPIKE INVESTMENT CORP.
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

All of our investments as of December 31, 2022 are categorized at level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments are related to the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly higher (lower) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

SILVER SPIKE INVESTMENT CORP.
Other Contractual Obligations

We will have certain commitments pursuant to our Investment Advisory Agreement that we have entered into with SSC. We have agreed to pay a fee for investment advisory services consisting of two components: a base management fee and an incentive fee. Payments under the Investment Advisory Agreement will be equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. See “Item 1. Business—Investment Advisory Agreement.” We have also entered into a contract with SSC to serve as our administrator. Payments under the Administration Agreement will be reimbursements to SSC for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to a sub-administrator. The Company is not responsible for the compensation of SSC’s employees and overhead expenses. See “Item 1. Business—Administration Agreement.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of the COVID-19 pandemic and political tensions in the United States and around the world (including the current conflict in Ukraine) have introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk, interest rate risk and credit risk.

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period, including as a result of the impact of the COVID‑19 pandemic on the economy and financial and capital markets. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

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

As of December 31, 2022, 79.6% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 20.4% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

SILVER SPIKE INVESTMENT CORP.
Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,260	$-	$1,260
Up 200 basis points	840	-	840
Up 100 basis points	420	-	420
Down 100 basis points	(420)	-	(420)
Down 200 basis points	(683)	-	(683)
Down 300 basis points	(893)	-	(893)

SILVER SPIKE INVESTMENT CORP.
Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, NY, PCAOB ID #243)	91
Statements of Assets and Liabilities as of December 31, 2022 and March 31, 2022	92
Statements of Operations for the Period from April 1, 2022 through December 31, 2022, the Year Ended March 31, 2022 and Period from January 25, 2021 (Inception) through March 31, 2021	93
Statements of Changes in Net Assets for the Period from April 1, 2022 through December 31, 2022, the Year Ended March 31, 2022 and Period from January 25, 2021 (Inception) through March 31, 2021	94
Statements of Cash Flows for the Period from April 1, 2022 through December 31, 2022, the Year Ended March 31, 2022 and Period from January 25, 2021 (Inception) through March 31, 2021	95
Notes to Financial Statements	97

SILVER SPIKE INVESTMENT CORP.
Shareholders and Board of Directors
Silver Spike Investment Corp.
New York, NY

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Silver Spike Investment Corp. (the “Company”), as of December 31, 2022 and March 31, 2022, including the schedule of investments as of December 31, 2022, the related statements of operations, changes in net assets, and cash flows for the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and for the period from January 25, 2021 (Inception) through March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and March 31, 2022, and the results of its operations, changes in its net assets, and its cash flows for the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and for the period from January 25, 2021 (Inception) through March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 by correspondence with the custodian and underlying investees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

SILVER SPIKE INVESTMENT CORP.
 Statements of Assets and Liabilities

	December 31, 2022*	March 31, 2022

ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $50,527,898 and $0, respectively)	$50,254,550	$-
Cash and cash equivalents	35,125,320	84,766,060
Interest receivable	1,559,081	9,215
Prepaid expenses	32,323	256,512
Total assets	$86,971,274	$85,031,787

LIABILITIES
Management fee payable	$170,965	$-
Excise tax payable	80,566	-
Administrator fees payable	57,306	47,151
Audit fees payable	50,000	50,000
Legal fees payable	42,215	33,983
Director’s fee payable	32,049	24,370
Professional fees payable	28,744	-
Due to affiliate	37	85
Offering cost payable	-	264,581
Organizational costs payable	-	34,168
Other payables	33,663	25,359
Total liabilities	$495,545	$479,697

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,672 and 6,214,672 shares issued and outstanding, respectively	$62,147	$62,147
Additional paid-in-capital	84,917,788	84,917,788
Distributable earnings/(Accumulated losses)	1,495,794	(427,845)
Total net assets	$86,475,729	$84,552,090
NET ASSET VALUE PER SHARE	$13.91	$13.61

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.
Statements of Operations

	For the period from April 1, 2022 through December 31, 2022*	Year Ended March 31, 2022	For the period from January 25, 2021 (Inception) through March 31, 2021
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$3,626,792	$10,073		$-
Fee income	410,000	-		-
Total investment income	4,036,792	10,073		-

EXPENSES
Legal expenses	484,412	34,069		-
Management fee	336,432	-		-
Insurance expense	228,288	46,488		-
Audit expense	210,284	40,000		10,000
Administrator fees	171,494	47,151		-
Director expenses	99,845	-		-
Excise tax expense	80,566	-		-
Professional fees	70,264	34,920		-
Custodian fees	36,150	36,000		-
Organizational expenses	-	328,002		149,715
Other expenses	122,070	6,808		-
Total expenses	1,839,805	573,438		159,715

NET INVESTMENT INCOME (LOSS)	2,196,987	(563,365)		(159,715)

NET REALIZED GAIN (LOSS) FROM INVESTMENTS	-	-		-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled/non-affiliate investments	(273,348)	-		-
Net change in unrealized appreciation/(depreciation) on investments	(273,348)	-		-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,923,639	$(563,365)		$(159,715)

NET INVESTMENT INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.35	$(0.64)	$	N/A
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE – BASIC AND DILUTED	$0.31	$(0.64)	$	N/A
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	6,214,672	877,409		N/A

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.
Statements of Changes in Net Assets

	Common Stock
	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, January 25, 2021 (Inception)	-	$-	$-	$-	$-
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(159,715)	(159,715)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Total net increase (decrease) in net assets resulting from operations	-	-	-	(159,715)	(159,715)
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	(159,715)	(159,715)
Effect of permanent adjustments	-	-	-	-	-
Balance, March 31, 2021	-	$-	$-	$(159,715)	$(159,715)

	Common Stock
	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, March 31, 2021	-	$-	$-	$(159,715)	$(159,715)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(563,365)	(563,365)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Total net increase (decrease) in net assets resulting from operations	-	-	-	(563,365)	(563,365)
Capital transactions
Issuance of common stock, net of offering costs of $1,690,184	6,214,672	62,147	85,213,023	-	85,275,170
Total increase (decrease) in net assets	6,214,672	62,147	85,213,023	(563,365)	84,711,805
Effect of permanent adjustments	-	-	(295,235)	295,235	-
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	2,196,987	2,196,987
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(273,348)	(273,348)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,923,639	1,923,639
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	1,923,639	1,923,639
Effect of permanent adjustments	-	-	-	-	-
Balance, December 31, 2022*	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.
Statements of Cash Flows

	For the period from April 1, 2022 through December 31, 2022*	Year Ended March 31, 2022	For the period from January 25, 2021 (Inception) through March 31, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,923,639	$(563,365)	$(159,715)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	273,348	-	-
Net (accretion of discounts) and amortization of premiums	(165,398)	-	-
Purchase of investments	(50,362,500)	-	-
(Increase)/Decrease in operating assets:
Prepaid expenses	224,189	(256,512)	-
Interest receivable	(1,549,867)	(9,215)	-
Deferred offering costs	-	276,256	(276,256)
Increase/(Decrease) in operating liabilities:
Legal fees payable	8,232	33,983	-
Management fee payable	170,965	-	-
Other payables	8,305	25,359	-
Professional fees payable	28,744	-	-
Excise tax payable	80,566	-	-
Director’s fee payable	7,679	24,370	-
Due to affiliate	(48)	85	-
Offering cost payable	(264,581)	(11,675)	276,256
Audit fees payable	-	40,000	10,000
Administrator fees payable	10,155	47,151	-
Organizational costs payable	(34,168)	(115,547)	149,715
Net cash provided by (used in) operating activities	(49,640,740)	(509,110)	-

Cash flows from financing activities
Issuance of common stock, net of offering cost	-	85,275,170	-
Net cash provided by (used in) financing activities	-	85,275,170	-

Net increase (decrease) in cash & cash equivalents	(49,640,740)	84,766,060	-
Cash & cash equivalents, beginning of period/year	84,766,060	-	-
Cash & cash equivalents, end of period/year	$35,125,320	$84,766,060	$-

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.
December 31, 2022
Schedule of Investments
 (in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non-Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities – United States
Wholesale Trade (10)
AYR Wellness Inc.	Senior Secured Note	10/11/2022	12/10/2024	Fixed interest rate 12.5%	3	Southeast	No	$2,000	$1,773	$1,773	2.05%
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	No	4,500	3,854	3,854	4.46
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,029	3,967	4.59
Shryne Group, Inc.	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor)	3	West	No	21,000	20,480	20,269	23.44
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	No	21,000	20,392	20,392	23.58
								$52,750	50,528	50,255	58.12

Total: Debt Securities – United States (58.12%):									50,528	50,255	58.12

Total: Debt Securities (58.12%):									50,528	50,255	58.12

Total Investment in Securities (58.12%):									$50,528	$50,255	58.12%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$35,125	$35,125	40.62%
Cash equivalents (40.62%):									35,125	35,125	40.62

Total Portfolio Investments and Cash equivalents (98.74%):									$85,653	$85,380	98.74%

(1)	All portfolio companies are located in the United States.

(2)	No debt investment is non-income producing as of December 31, 2022.

(3)	Investment date represents the date of initial investment, at which date interest began accruing.

(4)	Interest rate is the fixed or variable rate of the debt investments.

(5)	See Note 2 – Significant Accounting Policies and Note 4 – Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.

(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.

(9)	All investments were valued at fair value. See Note 4 – Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.

(11)	As of December 31, 2022 PRIME is 7.50%.

(12)	The annualized seven-day yield as of December 31, 2022 is 4.12%.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
NOTE 1 – ORGANIZATION

Silver Spike Investment Corp. (an emerging growth company) (the “Company”, “we” or “our”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

On February 4, 2022, the Company’s common stock began trading on the Nasdaq Global Market under the ticker symbol “SSIC,” and we completed our initial public offering of 6,214,286 shares of our common stock, par value $0.01, inclusive of an over-allotment option that was exercised in full on March 1, 2022 (“IPO”), for approximately $87 million.

The Company is managed by Silver Spike Capital, LLC (“SSC” or “Adviser”), a registered investment advisor under the Investment Advisers Act of 1940 with the Securities and Exchange Commission. SSC has engaged SS&C Technologies, Inc. and ALPS Fund Services, Inc. (“SS&C”), as sub-administrator, to perform administrative services necessary for the Company to operate.

The Company’s investment objective is to maximize risk-adjusted returns on equity for its shareholders. The Company seeks to drive return on equity by generating current income from debt investments and capital appreciation from equity and equity-related investments. The Company intends to achieve its investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in private leveraged middle-market cannabis companies and other companies in the health and wellness sector. The debt investments are often secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between two and six years from the original investment date.

On November 8, 2022, the Board of Directors (“Board”) of the Company approved a change in its fiscal year end from March 31st to December 31st. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Transition Report on Form 10-K are for the nine months ended December 31, 2022 whereas its prior fiscal year 2022 are for the twelve months ended March 31, 2022. This Transition Report on Form 10-K also includes an unaudited consolidated statement of operations for the comparable stub period of April 1, 2021 to December 31, 2021; see Note 11 for additional information.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including the requirements under ASC 946, Financial Services—Investment Companies and Articles 6 and 12 of Regulation S-X.

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions affecting reported amounts of assets and liabilities at the date of the financial statements (i.e. fair value of investments) and the reported amounts of income, expenses, and gains and losses during the reported period. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.

Investment Valuation
The Company’s investments are recorded at their estimated fair value on the Statement of Assets and Liabilities. Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser, as the Company’s valuation designee (the “Valuation Designee”), based on inputs that may include valuations, or ranges of valuations, provided by independent third-party valuation firm(s) engaged by the Adviser. Generally, the valuation approach used for debt investments is the income approach. The approach derives a value based on either determining the present value of a projected level of cash flow, including a terminal value, or by the capitalization of a normalized measure of future cash flow. The discounted cash flow (“DCF”) method, one of the methodologies under the income approach, involves estimating future cash flows under various scenarios and discounting them to the measurement date. The discount rate represents a return required by a market participant in order to make an investment in the subject company. Generally, the valuation approach used for debt investments is the income approach.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
Alternatively, the market approach or asset approach may be used. The market approach is a way of determining a value indication by using one or more methods that compare the portfolio company to similar businesses. Value indicators are applied to relevant financial information of the entity being valued to estimate its fair value. There are two methodologies to consider under the market approach: the guideline company method (“GCM”) and the controlling transaction method (“CTM”). The GCM is based on the premise that the pricing multiples of comparable publicly traded companies can be used as a tool to value privately held companies. The publicly traded companies’ ratios and business enterprise value provide guidance in the valuation process. Considerations of factors such as size, growth, profitability and return on investment are also analyzed and compared to the subject business. The CTM is based on the same premise as the GCM. Guideline transactions include change-of-control transactions involving public or private businesses for companies engaged in similar lines of business or with similar economic characteristics. The valuation considers the price at which the merger or acquisition took place to other factors in order to create a pricing multiple that can be used to determine an estimate of value for the subject company.

The asset approach provides an indication of the company’s value by developing a valuation-based balance sheet. This approach requires adjusting the historical assets and liabilities listed on the U.S. GAAP-based balance sheet to market fair values. The excess of assets over liabilities represents the tangible value of the business enterprise. The asset approach does not consider the relevant earnings capacity of a going concern business.

Effective September 8, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Valuation Designee to perform the fair value determinations for the Company, subject to the oversight of the Board and certain Board reporting and other requirements.

As part of the valuation process, the Adviser takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

•
With respect to investments for which market quotations are not readily available, the valuation process begins with the Adviser’s valuation committee establishing a preliminary valuation of each investment, which may be based on valuations, or ranges of valuations, provided by independent valuation firm(s);

•	Preliminary valuations are documented and discussed by the Adviser’s valuation committee and, where appropriate, the independent valuation firm(s); and

•	The Adviser determines the fair value of each investment.

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

Notes to Financial Statements
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

Cash and Cash Equivalents

Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. As of December 31, 2022 and March 31, 2022, cash and cash equivalents consisted of $35.13 million and $84.77 million, respectively, of which $35.13 million and $84.77 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

Earnings per share

Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis.

Investment Transactions

Investment transactions are recorded on trade date. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. Current-period changes in fair value of investments are reflected as a component of the net change in unrealized appreciation/(depreciation) on investments on the Statements of Operations. The net change in unrealized appreciation/(depreciation) primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments traded but not yet settled are reported in payable for investments purchased and receivable for investments sold on the Statement of Assets and Liabilities.

Interest and Dividend Income

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums, respectively. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, respectively. Upon prepayment of a loan or debt security, any prepayment premiums and unamortized discounts or premiums are recorded as interest income in the current period.

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2022, there were no loan investments in the portfolio placed on non-accrual status. At March 31, 2022, there were no investments held by the Company.

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

Interest income earned, excluding accretion of discounts and amortization of premiums, was $3,461,394, $10,073 and $0 for the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021. As of December 31, 2022 and March 31, 2022, $1,559,081 and $9,215, respectively were recorded as interest receivable.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Certain investments may have contractual PIK interest or dividends. PIK interest or dividends represents accrued interest or dividends that is added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

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

For the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, $410,000, $0 and $0, respectively were included in fee income.

Income Taxes

The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. For the nine months ended December 31, 2022, the Company accrued excise taxes of $80,566. As of December 31, 2022, $80,566 of accrued excise taxes remained payable. For the year ended March 31, 2022, the Company had no excise taxes accrued.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of December 31, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Organization Expenses and Offering Costs

Organizational expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, the Company incurred organizational expenses of $0, $328,002 and $149,715, respectively. As of December 31, 2022 and March 31, 2022, $0 and $34,168, respectively, was unpaid.

Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and are included in deferred offering costs on the Statements of Assets and Liabilities. Costs of approximately $1,690,184 were charged to capital upon the completion of the Company’s public offering for the year ended March 31, 2022. For the period from April 1, 2022 through December 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, no offering costs were charged to capital. As of December 31, 2022 and March 31, 2022, $0 and $264,581, respectively, of offering costs remained payable.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – INVESTMENTS

The Company seeks to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. 80.9% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 19.1% of the portfolio (based on amortized cost) pays fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of December 31, 2022.  As of March 31, 2022, the Company had no portfolio investments.

	December 31, 2022
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$50,527,898	100.0%	$50,254,550	100.0%
Total	$50,527,898	100.0%	$50,254,550	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States at cost and fair value and as a percentage of the total portfolio as of December 31, 2022. As of March 31, 2022, the Company had no portfolio investments. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	December 31, 2022
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
Midwest	$24,420,752	48.4%	$24,358,686	48.5%
West	20,479,987	40.5	20,268,705	40.3
Northeast	3,854,475	7.6	3,854,475	7.6
Southeast	1,772,684	3.5	1,772,684	3.5
Total	$50,527,898	100.0%	$50,254,550	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of December 31, 2022. As of March 31, 2022, the Company had no portfolio investments.

	December 31, 2022
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$40,871,914	80.9%	$40,660,633	80.9%
Senior Secured Notes	9,655,984	19.1	9,593,917	19.1
Total	$50,527,898	100.0%	$50,254,550	100.0%

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
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

Interest rate risk refers to the change in earnings that may result from changes in the level of interest rates. To the extent that the Company borrows money to make investments, including under any credit facility, net investment income will be affected by the difference between the rate at which the Company borrows funds and the rate at which the Company invests these funds. In periods of rising interest rates, the Company’s cost of borrowing funds would increase, which may reduce net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on net investment income.

Prepayment risk is the risk that a loan in the Company’s portfolio will prepay due to the existence of favorable financing market conditions that allow the portfolio company the ability to replace existing financing with less expensive capital. As market conditions change, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce the Company’s achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

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

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of December 31, 2022, the Company’s portfolio investments consisted of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

In accordance with ASC 820, the Company has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, the fair value related to such investments categorized within the Level 3 tables below may include components of the fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). The fair value determination of each portfolio investment categorized as Level 3 required one or more unobservable inputs.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include debt investments’ yield (i.e. discount rate) and volatility assumptions.

The Company’s investments measured at fair value by investment type on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loan	$-	$-	$40,660,633	$40,660,633
Senior Secured Notes	-	-	9,593,917	9,593,917
Total	$-	$-	$50,254,550	$50,254,550

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”.

Investment Type	Fair Value as of December 31, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)

Senior Secured First Lien Term Loan	$40,660,633	Discounted Cash Flow	Discount Rate Volatility	7.2% - 9.6 20.0% - 20.0	% %	8.4 20.0	% %
Senior Secured Notes	9,593,917	Discounted Cash Flow	Discount Rate Volatility	11.6% - 18.7 7.0% - 20.0	% %	14.3 12.4	% %
Total	$50,254,550

(1)	The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly higher (lower) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the period from April 1, 2022 through December 31, 2022:

	Senior Secured First Lien Term Loan	Senior Secured Notes	Total Investments
Fair Value as of March 31, 2022	$-	$-	$-

Purchases	40,792,500	9,570,000	50,362,500
Accretion of discount and fees (amortization of premium), net	79,414	85,984	165,398
PIK interest	-	-	-
Sales of investments	-	-	-
Proceeds from principal repayments	-	-	-
Net realized gain (loss) on investments	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(211,281)	(62,067)	(273,348)

Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2022	$(211,281)	$(62,067)	$(273,348)

As of March 31, 2022, and for the year then ended, the Company had no investments.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
The management fee is payable quarterly in arrears. For the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, the Company incurred management fee expenses of $336,432, $0 and $0, respectively. As of December 31, 2022 and March 31, 2022, $170,965 and $0, respectively, remained payable.

Pursuant to the administration agreement between the Company and SSC (the “Administration Agreement”), the Company is to reimburse the administrator, SSC, for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of SSC’s employees or any overhead expenses. However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator.

For the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, the Company reimbursed SSC $12,145, $387,373 and $0, for expenses it paid on behalf of the Company. Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $37 and $85 as of December 31, 2022 and March 31, 2022, respectively, is due to SSC for expenses paid on the Company’s behalf. For the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, the Company paid $2,086, $0 and $0, respectively, for expenses on SSC's behalf. Due to affiliate in the accompanying Statement of Assets and Liabilities in the amount of $37 and $85 as of December 31, 2022 and March 31, 2022, respectively, is due to SSC for expenses SSC paid on the Company's behalf.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of December 31, 2022.

NOTE 7 – COMMON STOCK

In connection with its formation, the Company authorized 100,000,000 shares of its common stock with a par value of $0.01 per share. The Company sold 6,214,672 common stock shares in exchange for approximately $85 million, net of offering costs of approximately $2 million, as of December 31, 2022.

Distribution Reinvestment Plan

The Company’s distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021, the Company issued no shares of common stock under the DRIP.

NOTE 8 – INDEMNIFICATION

Under the Company’s organizational documents, the Company’s officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be known; however, the Company expects any risk of loss to be remote.

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the period from April 1, 2022 through December 31, 2022, the year ended March 31, 2022 and the period from January 25, 2021 (Inception) through March 31, 2021:

	For the period from April 1, 2022 through December 31, 2022*	Year Ended March 31, 2022	For the period from January 25, 2021 (Inception) through March 31, 2021
Net increase (decrease) in net assets resulting from operations	$1,923,639	$(563,365)		$(159,715)
Weighted Average Shares Outstanding - basic and diluted	6,214,672	877,409		N/A
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.31	$(0.64)	$	N/A

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

NOTE 10 – INCOME TAXES

The Company adopted a tax year end of March 31 and elected to be treated as a regulated investment company (RIC) for U.S. federal income tax purposes under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax if it distributes to stockholders at least 90% of its investment company taxable income (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status. The amount to be paid out as a distribution is determined by the Company’s Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes.

While our new fiscal year end for financial reporting purposes is December 31, 2022, our tax year end is March 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. During the period from April 1, 2022 through December 31, 2022, and the period ended March 31, 2022, the Company reclassified for book purposes amounts arising from permanent book to tax differences primarily related to net operating loss forfeiture for income tax purposes. For the period April 1, 2022 through December 31, 2022, there are no amounts disclosed as the tax year end is March 31, 2023.

March 31, 2022
Increase (decrease) in capital in excess of par value	$(295,235)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	295,235

As of March 31, 2022, the Company has no capital loss carryforwards for federal income tax purposes, which can be used to offset future capital gains. Any such capital losses are permitted to be carried forward indefinitely.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. There were no distributions paid for the period from January 25, 2021 (inception) through December 31, 2021, for the period ended March 31, 2022, or for the period from April 1, 2022 through December 31, 2022.

As of March 31, 2022, the components of accumulated losses on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of organizational costs.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
March 31, 2022
Other temporary differences	$(427,845)
Total	(427,845)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes (in thousands):

	December 31, 2022	March 31, 2022
Tax Cost of Investments	$85,653,218	$84,766,060

Gross unrealized appreciation	$-	$-
Gross unrealized depreciation	(273,348)	-
Net unrealized appreciation (depreciation) from investments	$(273,348)	$-

There were no differences between book-basis and tax-basis unrealized appreciation (depreciation) from investments.

NOTE 11 – FINANCIAL HIGHLIGHTS

The Company was formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, the Company had no operations, except for matters relating to our formation and organization as a BDC. As a result, there are no significant financial results for comparative purposes. The following presents financial highlights for the period from April 1, 2022 through December 31, 2022 and the period from February 3, 2022 to March 31, 2022:

	For the period from April 1, 2022 through December 31, 2022*	For the period from February 3, 2022 to March 31, 2022
Per share data:
Net asset value at beginning of period	$13.61	$14.00
Net investment income (loss) (1)	0.35	(0.07)
Net realized and unrealized gains/(losses) on investments(1)	(0.05)	-
Net increase/(decrease) in net assets resulting from operations	0.30	(0.07)
Offering costs (2)	-	(0.27)
Permanent tax adjustments	-	(0.05)
Net asset value at end of period	$13.91	$13.61
Net assets at end of period	$86,475,729	$84,552,090
Shares outstanding at end of period	6,214,672	6,214,672
Weighted average net assets	$84,885,270	$83,301,328

Per share market value at end of period	$9.80	$13.30
Total return based on market value (3)	(26.32)%	(5.00)%
Total return based on net asset value (3)	2.20%	(2.79)%

Ratio/Supplemental data:
Ratio of expenses to average net assets(4)	2.17%	0.22%
Ratio of net investment income (loss) to average net assets(4)	2.59%	(0.20)%
Portfolio turnover	N/A	N/A

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.
(1) The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2) SSC has absorbed the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.
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
(4) Ratio is not annualized.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
NOTE 12 – TRANSITION PERIOD COMPARATIVE DATA

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
		(unaudited)
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$3,626,792	$-
Fee income	410,000	-
Total investment income	4,036,792	-

EXPENSES
Legal expenses	484,412	-
Management fee	336,432	-
Audit expense	210,284	30,000
Insurance expense	228,288	-
Administrator fees	171,494	-
Director expenses	99,845	-
Excise tax expense	80,566	-
Professional fees	70,264	-
Custodian fees	36,150	24,000
Organizational expenses	-	293,834
Other expenses	122,070	-
Total expenses	1,839,805	347,834
NET INVESTMENT INCOME (LOSS)	2,196,987	(347,834)

NET REALIZED GAIN (LOSS) FROM INVESTMENTS	-	-

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS
Non-controlled/non-affiliate investments	(273,348)	-
Net change in unrealized appreciation/(depreciation) on investments	(273,348)	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,923,639	$(347,834)

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.35	$(1,246.72)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.31	$(1,246.72)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED (1)	6,214,672	279

(1) 386 shares were issued on June 16, 2021. There were no shares prior to June 16, 2021.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
		(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,923,639	$(347,834)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	273,348	-
Net (accretion of discounts) and amortization of premiums	(165,398)	-
Purchase of investments	(50,362,500)	-
(Increase)/Decrease in operating assets:
Prepaid expenses	224,189	-
Interest receivable	(1,549,867)	-
Deferred offering costs	-	(1,118,803)
Increase/(Decrease) in operating liabilities:
Legal fees payable	8,232	-
Management fee payable	170,965	-
Other payables	8,305	24,000
Professional fees payable	28,744	-
Excise tax payable	80,566	-
Director’s fee payable	7,679	-
Due to affiliate	(48)	384,076
Offering cost payable	(264,581)	748,000
Audit fees payable	-	30,000
Administrator fees payable	10,155	-
Organizational costs payable	(34,168)	280,561
Net cash provided by (used in) operating activities	(49,640,740)	-

Cash flows from financing activities
Issuance of common stock, net of offering cost	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash & cash equivalents	(49,640,740)	-
Cash & cash equivalents, beginning of period	84,766,060	-
Cash & cash equivalents, end of period	$35,125,320	$-

NOTE 13 – SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

On January 24, 2023, the Company invested $4.5 million in MariMed Inc.'s first lien senior secured term loan at PRIME + 5.75% (PRIME floor of 6.25%) cash + 1.4% PIK maturing on January 24, 2026 for a net consideration of $4.23 million.

SILVER SPIKE INVESTMENT CORP.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this transition report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by this transition report on Form 10- K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Independent Registered Public Accounting Firm

This transition report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

SILVER SPIKE INVESTMENT CORP.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following financial statements of the “Company” are filed herewith:
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2022 and March 31, 2022
Statements of Operations for the Period Ended December 31, 2022, the Year Ended March 31, 2022 and Period Ended March 31, 2021
Statements of Changes in Net Assets for the Period Ended December 31, 2022, the Year Ended March 31, 2022 and Period Ended March 31, 2021
Statements of Cash Flows for the Period Ended December 31, 2022, the Year Ended March 31, 2022 and Period Ended March 31, 2021
Notes to Financial Statements

The following exhibits are filed as part of this transition report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Description of Securities (1)
10.1	Dividend Reinvestment Plan (1)
10.2	Investment Advisory Agreement by and between the Company and Silver Spike Capital, LLC (1)
10.3	Custody Agreement (1)
10.4	Administration Agreement by and between Registrant and Silver Spike Capital, LLC (1)
10.5	License Agreement by and between Registrant and Silver Spike Capital, LLC (1)
10.6	Services Agreement (1)
14.1	Code of Ethics of the Company*
14.2	Code of Ethics of Silver Spike Capital, LLC*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K/A, filed on June 30, 2022.

SILVER SPIKE INVESTMENT CORP.
Item 16.	Form 10-K Summary

Not applicable.

SILVER SPIKE INVESTMENT CORP.
 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER SPIKE INVESTMENT CORP.
Dated: March 31, 2023	By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Scott Gordon and Umesh Mahajan, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Transition Reports on Form 10-K for the transition period from April 1, 2022 to December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2023.

Name	Title

/s/ Scott Gordon	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
Scott Gordon

/s/ Umesh Mahajan	Chief Financial Officer (Principal Financial and Accounting Officer)
Umesh Mahajan

/s/ Vivek Bunty Bohra	Director
Vivek Bunty Bohra

/s/ Michael W. Chorske	Director
Michael W. Chorske

/s/ Americo Da Corte	Director
Americo Da Corte

/s/ Tracey Brophy Warson	Director
Tracey Brophy Warson