Form 10-Q
period 2023-03-31
Silver Spike Investment Corp.
filed 2023-05-12
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 12, 2023, the registrant had 6,214,672 shares of common stock ($0.01 par value per share) outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our transition report on Form 10-K for the transition period from April 1, 2022 to December 31, 2022 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
SILVER SPIKE INVESTMENT CORP.

Statements of Assets and Liabilities

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $54,910,290 and $50,527,898, respectively)	$55,623,299	$50,254,550
Cash and cash equivalents	32,544,027	35,125,320
Interest receivable	1,568,026	1,559,081
Prepaid expenses	254,651	32,323
Total assets	$89,990,003	$86,971,274

LIABILITIES

Management fee payable	$409,384	$170,965
Income-based incentive fee payable	203,821	-
Capital gains incentive fee payable	142,602	-
Legal fees payable	99,988	42,215
Administrator fees payable	82,936	57,306
Valuation fees payables	72,185	-
Audit fees payable	47,883	50,000
Professional fees payable	46,936	28,744
Director’s fee payable	35,944	32,049
Excise tax payable	-	80,566
Due to affiliate	-	37
Other payables	15,515	33,663
Total liabilities	$1,157,194	$495,545

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,672 and 6,214,672 shares issued and outstanding, respectively	$62,147	$62,147
Additional paid-in-capital	85,038,887	84,917,788
Distributable earnings/(Accumulated losses)	3,731,775	1,495,794
Total net assets	$88,832,809	$86,475,729
NET ASSET VALUE PER SHARE	$14.29	$13.91
 See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$2,457,839	$10,073
Fee income	-	-
Total investment income	2,457,839	10,073

EXPENSES
Management fee	238,419	-
Income-based incentive fee	203,821	-
Capital gains incentive fee	142,602	-
Legal expenses	98,760	34,069
Audit expense	97,883	10,000
Administrator fees	77,844	47,151
Valuation fees	73,065	-
Insurance expense	69,082	46,488
Director expenses	35,944	-
Professional fees	18,192	34,920
Custodian fees	12,000	12,000
Organizational expenses	-	34,168
Other expenses	19,504	6,808
Total expenses	1,087,116	225,604

NET INVESTMENT INCOME (LOSS)	1,370,723	(215,531)

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Net realized gain (loss) from investments	-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled/non-affiliate investments	986,357	-
Net change in unrealized appreciation/(depreciation) on investments	986,357	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,357,080	$(215,531)

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$0.22	$(0.06)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$0.38	$(0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	6,214,672	3,557,529

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,370,723	1,370,723
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	986,357	986,357
Total net increase (decrease) in net assets resulting from operations	-	-	-	2,357,080	2,357,080
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	2,357,080	2,357,080
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, March 31, 2023	6,214,672	$62,147	$85,038,887	$3,731,775	$88,832,809

	Common Stock
	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, December 31, 2021	-	$-	$-	$(507,549)	$(507,549)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(215,531)	(215,531)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Total net increase (decrease) in net assets resulting from operations	-	-	-	(215,531)	(215,531)
Capital transactions
Issuance of common stock, net of offering costs of $1,609,184	6,214,672	62,147	85,213,023	-	85,275,170
Total increase (decrease) in net assets	6,214,672	62,147	85,213,023	(215,531)	85,059,639
Effect of permanent adjustments	-	-	(295,235)	295,235	-
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,357,080	$(215,531)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	(986,357)	-
Net (accretion of discounts) and amortization of premiums	(140,819)	-
Purchase of investments	(4,230,000)	-
PIK interest capitalized	(11,573)	-
(Increase)/Decrease in operating assets:
Prepaid expenses	(222,328)	(256,512)
Interest receivable	(8,945)	(9,215)
Deferred offering costs	-	1,395,059
Increase/(Decrease) in operating liabilities:
Management fee payable	238,419	-
Income-based incentive fee payable	203,821	-
Capital gains incentive fee payable	142,602	-
Legal fees payable	57,773	33,983
Administrator fees payable	25,630	47,151
Valuation fees payables	72,185	-
Audit fees payable	(2,117)	10,000
Professional fees payable	18,192	-
Director’s fee payable	3,895	24,370
Excise tax payable	(80,566)	-
Due to affiliate	(37)	(383,991)
Offering cost payable	-	(759,675)
Organizational costs payable	-	(396,108)
Other payables	(18,148)	1,359
Net cash provided by (used in) operating activities	(2,581,293)	(509,110)

Cash flows from financing activities
Issuance of common stock, net of offering cost	-	85,269,770
Net cash provided by (used in) financing activities	-	85,269,770

Net increase (decrease) in cash & cash equivalents	(2,581,293)	84,760,660
Cash & cash equivalents, beginning of period	35,125,320	5,400
Cash & cash equivalents, end of period	$32,544,027	$84,766,060

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
March 31, 2023
(Unaudited)
 (in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
AYR Wellness, Inc.	Senior Secured Note	10/11/2022	12/10/2024	Fixed interest rate 12.5%	3	Southeast	No	$2,000	$1,798	$1,805	2.03%
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	No	4,500	3,887	4,044	4.55
MariMed Inc.	Senior Secured First Lien Term Loan	1/24/2023	1/24/2026	Variable interest rate PRIME(11) + 5.75% Cash (6.25% PRIME Floor) 1.40% PIK	3	Northeast	No	4,512	4,244	4,244	4.78
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,050	4,072	4.58
Shryne Group, Inc.	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor)	3	West	No	21,000	20,509	20,571	23.16
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	No	21,000	20,422	20,887	23.51
								$57,262	54,910	55,623	62.61

Total: Debt Securities -United States (62.61%):									54,910	55,623	62.61

Total: Debt Securities (62.61%):									54,910	55,623	62.61

Total Investment in Securities (62.61%):									$54,910	$55,623	62.61%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$32,544	$32,544	36.64%
Cash equivalents (36.64%):									32,544	32,544	36.64

Total Portfolio Investments and Cash equivalents (99.25%):									$87,454	$88,167	99.25%

(1)	All portfolio companies are located in the United States.
(2)	No debt investment is non-income producing as of March 31, 2023.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
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

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(11)	As of March 31, 2023 PRIME is 8.00%.
(12)	The annualized seven-day yield as of March 31, 2023 is 4.70%.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
December 31, 2022
 (in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
AYR Wellness, Inc.	Senior Secured Note	10/11/2022	12/10/2024	Fixed interest rate 12.5%	3	Southeast	No	$2,000	$1,773	$1,773	2.05%
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	No	4,500	3,854	3,854	4.46
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,029	3,967	4.59
Shryne Group, Inc.	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor)	3	West	No	21,000	20,480	20,269	23.44
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	No	21,000	20,392	20,392	23.58
								$52,750	50,528	50,255	58.12

Total: Debt Securities - United States (58.12%):									50,528	50,255	58.12

Total: Debt Securities (58.12%):									50,528	50,255	58.12

Total Investment in Securities (58.12%):									$50,528	$50,255	58.12%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$35,125	$35,125	40.62%
Cash equivalents (40.62%):									35,125	35,125	40.62

Total Portfolio Investments and Cash equivalents (98.74%):									$85,653	$85,380	98.74%

(1)	All portfolio companies are located in the United States.
(2)	No debt investment is non-income producing as of December 31, 2022.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
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

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(11)	As of December 31, 2022 PRIME is 7.50%.
(12)	The annualized seven-day yield as of December 31, 2022 is 4.12%.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 1 — ORGANIZATION

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

On November 8, 2022, the Board of Directors (“Board”) of the Company approved a change in its fiscal year end from March 31 to December 31. Certain prior period information has been reclassified to conform to the current period presentation.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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
(Unaudited)
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
(Unaudited)
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

Cash and Cash Equivalents

Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of $32.54 million and $35.13 million, respectively, of which $32.54 million and $35.13 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

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

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2023 and December 31, 2022, there were no loan investments in the portfolio placed on non-accrual status.

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

Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,317,020 and $10,073 for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, $1,568,026 and $1,559,081, respectively were recorded as interest receivable.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

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

For the three months ended March 31, 2023 and 2022, no fee income was earned.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. As of March 31, 2023 and December 31, 2022, $0 and $80,566 of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of March 31, 2023 and December 31, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Organization Expenses and Offering Costs
Organizational expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the three months ended March 31, 2023 and 2022, the Company incurred organizational expenses of $0 and $34,168, respectively. As of March 31, 2023 and December 31, 2022, there were no unpaid organizational expenses.

Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and, if any, are included in deferred offering costs on the Statements of Assets and Liabilities. Costs of approximately $1,690,184 were charged to capital upon the completion of the Company’s public offering during the three months ended March 31, 2022. For the three months ended March 31, 2023, no offering costs were charged to capital. As of March 31, 2023 and December 31, 2022, there were no unpaid offering costs.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 3 — INVESTMENTS

The Company seeks to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. As of March 31, 2023, 82.3% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 17.7% of the portfolio (based on amortized cost) pays fixed interest. As of December 31, 2022, 80.9% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 19.1% of the portfolio (based on amortized cost) pays fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following tables summarize the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$54,910,290	100.0%	$55,623,299	100.0%
Total	$54,910,290	100.0%	$55,623,299	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$50,527,898	100.0%	$50,254,550	100.0%
Total	$50,527,898	100.0%	$50,254,550	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following tables summarize the composition of the Company’s portfolio investments by geographic region of the United States at cost and fair value and as a percentage of the total portfolio as of March 31, 2023 and December 31, 2022. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	March 31, 2023
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
Midwest	$24,472,332	44.5%	$24,959,628	44.9%
West	20,509,585	37.4	20,571,719	37.0
Northeast	8,130,300	14.8	8,287,292	14.9
Southeast	1,798,073	3.3	1,804,660	3.2
Total	$54,910,290	100.0%	$55,623,299	100.0%

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
	December 31, 2022
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
Midwest	$24,420,752	48.4%	$24,358,686	48.5%
West	20,479,987	40.5	20,268,705	40.3
Northeast	3,854,475	7.6	3,854,475	7.7
Southeast	1,772,684	3.5	1,772,684	3.5
Total	$50,527,898	100.0%	$50,254,550	100.0%

The following tables summarize the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$45,176,109	82.3%	$45,703,391	82.2%
Senior Secured Notes	9,734,181	17.7	9,919,908	17.8
Total	$54,910,290	100.0%	$55,623,299	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$40,871,914	80.9%	$40,660,633	80.9%
Senior Secured Notes	9,655,984	19.1	9,593,917	19.1
Total	$50,527,898	100.0%	$50,254,550	100.0%

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

Concentration risk is the risk that the Company’s focus on investments in cannabis companies may subject the Company to greater price volatility and risk of loss as a result of adverse economic, business or other developments affecting cannabis companies than funds investing in a broader range of industries or sectors. At times, the performance of investments in cannabis companies will lag the performance of other industries or sectors or the broader market as a whole.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of March 31, 2023 and December 31, 2022, the Company’s portfolio investments consisted of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of March 31, 2023 were as follows:

	Fair Value Measurements at March 31, 2023 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loan	$-	$-	$45,703,391	$45,703,391
Senior Secured Notes	-	-	9,919,908	9,919,908
Total	$-	$-	$55,623,299	$55,623,299

The Company’s investments measured at fair value by investment type on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements at December 31, 2022 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loan	$-	$-	$40,660,663	$40,660,663
Senior Secured Notes	-	-	9,593,917	9,593,917
Total	$-	$-	$50,254,580	$50,254,580

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of March 31, 2023 and December 31, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount Rate ranges are shown as spread over Treasuries for Senior Secured First Lien Term Loans.

Investment Type	Fair Value as of March 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loan	$45,703,391	Discounted Cash Flow	Discount Rate	11.6% - 14.8%	12.9%
Senior Secured Notes	9,919,908	Discounted Cash Flow	Discount Rate	9.7% - 15.9%	11.4%
Total	$55,623,299

Investment Type	Fair Value as of December 31, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loan	$40,660,633	Discounted Cash Flow	Discount Rate	7.2% - 9.6%	8.4%
			Volatility	20.0% - 20.0%	20.0%
Senior Secured Notes	9,593,917	Discounted Cash Flow	Discount Rate	11.6% - 18.7%	14.3%
			Volatility	7.0% - 20.0%	12.4%
Total	$50,254,550

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly higher (lower) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2023:

	Senior Secured First Lien Term Loan	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchases	4,230,000	-	4,230,000
Accretion of discount and fees (amortization of premium), net	62,621	78,198	140,819
PIK interest	11,573	-	11,573
Sales of investments	-	-	-
Proceeds from principal repayments	-	-	-
Net realized gain (loss) on investments	-	-	-
Net change in unrealized appreciation (depreciation) on investments	738,564	247,793	986,357
Balance as of March 31, 2023	$45,703,391	$9,919,908	$55,623,299

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2023	$738,564	$247,793	$986,357

As of March 31, 2022, and for the year then ended, the Company had no investments.

NOTE 5 — RELATED PARTY TRANSACTIONS

Pursuant to the investment advisory agreement between the Company and SSC (the “Investment Advisory Agreement”), fees payable to SSC are equal to (a) a base management fee of 1.75% of the average value of the Company’s gross assets at the end of the two most recent quarters (i.e., total assets held before deduction of any liabilities), which includes investments acquired with the use of leverage and excludes cash and cash equivalents and (b) an incentive fee based on the Company’s performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of the Company’s “Pre-Incentive Fee Net Investment Income” for the quarter, subject to a preferred return, or “hurdle,” of 1.75% per quarter (7% annualized), and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement) and equals 20% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee (the “Incentive Fee on Capital Gains”).

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the Incentive Fee on Capital Gains, as required by U.S. GAAP, we accrue the Incentive Fee on Capital Gains on unrealized capital appreciation exceeding unrealized depreciation. This accrual reflects the Incentive Fee on Capital Gains that would be payable to SSC if the Company's entire investment portfolio was liquidated at its fair value as of the balance sheet date even though SSC is not entitled to an Incentive Fee on Capital Gains with respect to unrealized capital appreciation unless and until such gains are actually realized.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The management fee is payable quarterly in arrears. For the three months ended March 31, 2023 and 2022, the Company incurred management fee expenses of $238,419 and $0, respectively. As of March 31, 2023 and December 31, 2022, $409,384 and $170,965, respectively, remained payable.

For the three months ended March 31, 2023 and 2022, the Company incurred income-based incentive fee expenses of $203,821 and $0, respectively. As of March 31, 2023 and December 31, 2022, $203,821 and $0, respectively, remained payable. For the three months ended March 31, 2023 and 2022, the Company incurred capital gains incentive fee expenses of $142,602 and $0, respectively. As of March 31, 2023 and December 31, 2022, $142,602 and $0, respectively, remained payable.

Pursuant to the administration agreement between the Company and SSC (the “Administration Agreement”), the Company is to reimburse the administrator, SSC, for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of SSC’s employees or any overhead expenses. However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the three months ended March 31, 2023 and 2022, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator.

Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $0 and $37 as of March 31, 2023 and December 31, 2022, respectively, is due to SSC for expenses paid on the Company’s behalf.  For the three months ended March 31, 2023 and 2022, the Company paid $984 and $387,373, respectively, for expenses on SSC’s behalf.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of March 31, 2023 and December 31, 2022.

NOTE 7 — COMMON STOCK

In connection with its formation, the Company authorized 100,000,000 shares of its common stock with a par value of $0.01 per share. As of March 31, 2023 and December 31, 2022, the Company had issued and outstanding shares of 6,214,672 and raised capital of approximately $85 million (net of approximately $2 million of offering costs).

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended March 31, 2023 and 2022, the Company issued no shares of common stock under the DRIP.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 8 — INDEMNIFICATION

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

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2023 and 2022:

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations	$2,357,080	$(215,531)
Weighted Average Shares Outstanding - basic and diluted	6,214,672	3,557,529
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.38	$(0.06)

NOTE 10 — INCOME TAXES

The Company adopted a tax year end of March 31, with the period from January 1, 2022 to March 31, 2022 being the first tax period. The Company elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in future taxable years, including the tax year from April 1, 2022 to March 31, 2023. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax if it distributes to stockholders at least 90% of its investment company taxable income (“ICTI”) (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year distribution into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. The amount to be paid out as a distribution is determined by the Company’s Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the tax year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2023 and December 31, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

As of March 31, 2023, the Company has no capital loss carryforwards for federal income tax purposes, which can be used to offset future capital gains. Any such capital losses are permitted to be carried forward indefinitely.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. There were no distributions paid for the tax periods ending March 31, 2022 or March 31, 2023.

For the tax year ended March 31, 2023, the Company reclassified $121,099 from distributable earnings to additional paid-in-capital on the Statement of Assets and Liabilities arising from permanent book to tax differences primarily related to prior year post-financial statement updates and non-deductible excise tax. For the tax year ended March 31, 2022, the Company reclassified $295,235 from additional paid-in-capital to accumulated losses on the Statement of Assets and Liabilities arising from permanent book to tax difference primarily related to net operating loss forfeiture for income tax purposes.

As of March 31, 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of organizational costs.

March 31, 2023
Undistributed ordinary income	$3,418,714
Net unrealized appreciation (depreciation) on investments	713,009
Other temporary differences	(399,948)
Total	3,731,775

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Tax Cost of Investments and Cash Equivalents	$87,454,317	$85,653,218

Gross unrealized appreciation	$713,009	$-
Gross unrealized depreciation	-	(273,348)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$713,009	$(273,348)

NOTE 11 — FINANCIAL HIGHLIGHTS

The Company was formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, the Company had no operations, except for matters relating to our formation and organization as a BDC. As a result, there are no significant financial results for comparative purposes. The following presents financial highlights for the three months ended March 31, 2023 and 2022:

	For the three months ended	Period from February 3, 2022 to
	March 31, 2023	March 31, 2022*
Per share data:
Net asset value at beginning of period	$13.91	$14.00
Net investment income (loss) (1)	0.22	(0.07)
Net realized and unrealized gains/(losses) on investments(1)	0.16	-
Net increase/(decrease) in net assets resulting from operations	0.38	(0.07)
Offering costs (2)	-	(0.27)
Permanent tax adjustments	-	(0.05)
Net asset value at end of period	$14.29	$13.61
Net assets at end of period	$88,832,809	$84,552,090
Shares outstanding at end of period	6,214,672	6,214,672
Weighted average net assets	$86,501,919	$83,301,328

Per share market value at end of period	$9.19	$13.30
Total return based on market value (3)	(6.22)%	(5.00)%
Total return based on net asset value (3)	2.73%	(2.79)%

Ratio/Supplemental data:
Ratio of expenses to average net assets(4)	1.26%	0.22%
Ratio of net investment income (loss) to average net assets(4)	1.58%	(0.20)%
Portfolio turnover	N/A	N/A

*	The Company was formed on January 25, 2021 and the effective date of the registration statement was February 3, 2022.
(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	SSC has absorbed the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.
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

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

On May 3, 2023, the Company invested $4.32 million in Dreamfields Brand, Inc.’s first lien senior secured term loan maturing on May 3, 2026 for a net consideration of $4.21 million.

SILVER SPIKE INVESTMENT CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis or our financial condition and results of operations should be read together with the financial statements and the related notes that are included in Item 1 of Part I of this quarterly report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors” in our transition report on Form 10-K for the transition period from April 1, 2022 to December 31, 2022 and elsewhere in this quarterly report on Form 10-Q. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

SILVER SPIKE INVESTMENT CORP.

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $673 million of potential investments in varying stages of underwriting.

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

SILVER SPIKE INVESTMENT CORP.

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

Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2023, our investment portfolio had an aggregate fair value of approximately $55.6 million and was comprised of approximately $45.7 million in first lien, senior secured loans, and approximately $9.9 million in senior secured notes across six portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $50.3 million and was comprised of approximately $40.7 million in first lien, senior secured loans, and approximately $9.6 million in senior secured notes across five portfolio companies.

SILVER SPIKE INVESTMENT CORP.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables as of March 31, 2023 and December 31, 2022.

	March 31, 2023
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	82.3%	82.2%
Senior Secured Notes	17.7	17.8
Total	100.0%	100.0%

	December 31, 2022
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	80.9%	80.9%
Senior Secured Notes	19.1	19.1
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at cost and fair value as a percentage of total investments as of March 31, 2023 and December 31, 2022. The geographic composition is determined by the location of the headquarters of the portfolio company.

	March 31, 2023
Geographic Region	Amortized Cost	Fair Value
Midwest	44.5%	44.9%
West	37.4	37.0
Northeast	14.8	14.9
Southeast	3.3	3.2
Total	100.0%	100.0%

	December 31, 2022
Geographic Region	Amortized Cost	Fair Value
Midwest	48.4%	48.5%
West	40.5	40.3
Northeast	7.6	7.7
Southeast	3.5	3.5
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2023 and December 31, 2022.

	March 31, 2023
Industry	Amortized Cost	Fair Value
Wholesale Trade	100.0%	100.0%
Total	100.0%	100.0%

	December 31, 2022
Industry	Amortized Cost	Fair Value
Wholesale Trade	100.0%	100.0%
Total	100.0%	100.0%

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

SILVER SPIKE INVESTMENT CORP.

As of March 31, 2023 and December 31, 2022, we had two and two portfolio companies that represented 74.5% and 80.9%, respectively, of the fair value of our portfolio. As of March 31, 2023 and December 31, 2022, our largest portfolio company represents 37.6% and 40.6%, respectively, of the total fair value of our investments in portfolio companies.

Investment Activity

During the three months ended March 31, 2023, we made an aggregate of approximately $4.2 million of investments in one portfolio company, excluding fees and discounts. During the three months ended March 31, 2023, there were no repayments received or sales of investments.

During the three months ended March 31, 2022, we had made no investments.

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Beginning Portfolio, at fair value	$50,254,550
Purchases	4,230,000
Accretion of discount and fees (amortization of premium), net	140,819
PIK interest	11,573
Principal payments received on investments	-
Proceeds from principal repayments	-
Sale of investments	-
Net realized gain/(loss) on investments	-
Net change in unrealized appreciation/(depreciation) on investments	986,357
Ending Portfolio, at fair value	$55,623,299

During the three months ended March 31, 2022, we had made no investments.

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

SILVER SPIKE INVESTMENT CORP.

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	55,623,299	100.00
3	-	-
4	-	-
5	-	-
Total	$55,623,299	100.00%

December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	50,254,550	100.00
3	-	-
4	-	-
5	-	-
Total	$50,254,550	100.00%

Debt Investments on Non-Accrual Status
As of March 31, 2023 and December 31, 2022, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three months ended March 31, 2023 and 2022.

Investment Income
The following table sets forth the components of investment income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income	$2,317,020	$10,073
Accretion of discount and fees (amortization of premium), net	140,819	-
Other fee income	-	-
Total investment income	$2,457,839	$10,073

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

For the three months ended March 31, 2023 and 2022, total investment income was approximately $2.5 million and less than $0.1 million, which is attributable interest income, respectively.

Operating Expenses
Our operating expenses for the three months ended March 31, 2023 and 2022 are comprised primarily of professional fees for legal, administration, audit, valuation and directors, our management fees and incentive fees. Our operating expenses totaled approximately $1.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Net Investment Income
As a result of approximately $2.5 million and less than $0.1 million in total investment income as compared to $1.1 million and $0.2 million in total expenses, net investment income (loss) for the three months ended March 31, 2023 and 2022 was approximately $1.4 million and $(0.2) million, respectively.

SILVER SPIKE INVESTMENT CORP.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no net realized gains (losses) from the sales, repayments, or exits of investments during the three months ended March 31, 2023 and 2022.

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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2023 and 2022 is comprised of the following:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Gross unrealized appreciation	$986,357	$-
Gross unrealized depreciation	-	-
Total net unrealized appreciation (depreciation) on investments	$986,357	$-

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three months ended March 31, 2023. There were no investments as of March 31, 2022:

Three Months Ended March 31, 2023
Verano Holdings Corp.	$465,148
Shryne Group, Inc.	273,416
Curaleaf Holdings, Inc.	156,992
PharmaCann, Inc.	84,214
AYR Wellness, Inc.	6,587
Total net change in unrealized appreciation (depreciation) on investments	$986,357

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

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of March 31, 2023 and December 31, 2022, we had cash resources of approximately $32.5 million and $35.1 million and no indebtedness, respectively.

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

Dividends may also be distributed in accordance with the Company’s distribution reinvestment plan (“DRIP”), which provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator.

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

All of our investments as of March 31, 2023 and December 31, 2022 are categorized at level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly higher (lower) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On May 9, 2023, the last reported closing sales price of our common stock on the Nasdaq Global Market was $8.62 per share, which represented a discount of approximately 39.7% to our net asset value per share of $14.29 as of March 31, 2023.

SILVER SPIKE INVESTMENT CORP.

			Price Range
Class and Period	Net Asset Value(1)		High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2023
Second Quarter (Through May 9, 2023)	$	*	$9.19	$7.82	*	*	*
First Quarter		$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter		$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter		$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter		$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)		$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

Holders

As of May 9, 2023, there were approximately 2 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

SILVER SPIKE INVESTMENT CORP.

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

We made no distributions during the three months ended March 31, 2023 or the fiscal year ended December 31, 2022.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2023 or the fiscal year ended December 31, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of the COVID-19 pandemic and political tensions in the United States and around the world (including the current conflict in Ukraine) have introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.

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

SILVER SPIKE INVESTMENT CORP.

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

As of March 31, 2023, 81.2% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 18.8% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,395	$-	$1,395
Up 200 basis points	930	-	930
Up 100 basis points	465	-	465
Down 100 basis points	(465)	-	(465)
Down 200 basis points	(866)	-	(866)
Down 300 basis points	(1,076)	-	(1,076)

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in “Item 1A. Risk Factors” in our transition report on Form 10-K for the transition period from April 1, 2022 to December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

SILVER SPIKE INVESTMENT CORP.

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

SILVER SPIKE INVESTMENT CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2023.

SILVER SPIKE INVESTMENT CORP.
By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Umesh Mahajan
Umesh Mahajan
Chief Financial Officer (Principal Financial and Accounting Officer)