Form 10-Q
period 2023-06-30
Silver Spike Investment Corp.
filed 2023-08-11
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: ☐

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

As of August 11, 2023, the registrant had 6,214,672 shares of common stock ($0.01 par value per share) outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
SILVER SPIKE INVESTMENT CORP.

Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $57,433,276 and $50,527,898, respectively)	$57,669,044	$50,254,550
Cash and cash equivalents	32,895,660	35,125,320
Interest receivable	591,368	1,559,081
Prepaid expenses	179,657	32,323
Total assets	$91,335,729	$86,971,274

LIABILITIES
Income-based incentive fees payable	$646,494	$-
Management fee payable	257,489	170,965
Capital gains incentive fee payable	5,000	-
Valuation fees payables	93,185	-
Administrator fees payable	89,978	57,306
Legal fees payable	72,464	42,215
Audit fees payable	51,183	50,000
Director’s fee payable	31,747	32,049
Professional fees payable	26,306	28,744
Due to affiliate	2,534	37
Excise tax payable	-	80,566
Other payables	15,136	33,663
Total liabilities	$1,291,516	$495,545

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,672 and 6,214,672 shares issued and outstanding, respectively	$62,147	$62,147
Additional paid-in-capital	85,038,887	84,917,788
Distributable earnings/(Accumulated losses)	4,943,179	1,495,794
Total net assets	$90,044,213	$86,475,729
NET ASSET VALUE PER SHARE	$14.49	$13.91

 See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$2,762,449	$399,591	$5,220,288	$409,664
Fee income	131,250	410,000	131,250	410,000
Total investment income	2,893,699	809,591	5,351,538	819,664

EXPENSES
Income-based incentive fees	442,673	-	646,494	-
Management fee	257,489	55,041	495,908	55,041
Legal expenses	87,256	222,982	186,016	257,051
Audit expense	87,500	83,750	185,383	93,750
Administrator fees	87,853	62,546	165,697	109,697
Insurance expense	66,393	75,542	135,475	122,030
Valuation fees	21,000	-	94,065	-
Director expenses	31,746	35,747	67,690	35,747
Professional fees	17,775	-	35,967	40,885
Custodian fees	12,000	-	24,000	24,000
Organizational expenses	-	-	-	34,168
Capital gains incentive fees	(137,602)	-	5,000	-
Other expenses	20,204	52,738	39,708	41,581
Total expenses	994,287	588,346	2,081,403	813,950

NET INVESTMENT INCOME (LOSS)	1,899,412	221,245	3,270,135	5,714

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	(210,767)	-	(210,767)	-
Net realized gain (loss) from investments	(210,767)	-	(210,767)	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled/non-affiliate investments	(477,241)	(9,508)	509,116	(9,508)
Net change in unrealized appreciation/(depreciation) on investments	(477,241)	(9,508)	509,116	(9,508)
Net realized and unrealized gains (losses)	(688,008)	(9,508)	298,349	(9,508)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,211,404	$211,737	$3,568,484	$(3,794)

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$0.31	$0.04	$0.53	$-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$0.19	$0.03	$0.57	$-
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	6,214,672	6,214,672	6,214,672	4,893,441

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Three Months Ended June 30, 2023	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, March 31, 2023	6,214,672	$62,147	$85,038,887	$3,731,775	$88,832,809
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,899,412	1,899,412
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(477,241)	(477,241)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,211,404	1,211,404
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	1,211,404	1,211,404
Effect of permanent adjustments	-	-	-	-	-
Balance, June 30, 2023	6,214,672	$62,147	$85,038,887	$4,943,179	$90,044,213

	Common Stock
Three Months Ended June 30, 2022	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	221,245	221,245
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(9,508)	(9,508)
Total net increase (decrease) in net assets resulting from operations	-	-	-	211,737	211,737
Capital transactions
Issuance of common stock, net of offering cost	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	211,737	211,737
Effect of permanent adjustments	-	-	-	-	-
Balance, June 30, 2022	6,214,672	$62,147	$84,917,788	$(216,108)	$84,763,827

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Six Months Ended June 30, 2023	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	3,270,135	3,270,135
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	509,116	509,116
Total net increase (decrease) in net assets resulting from operations	-	-	-	3,568,484	3,568,484
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	3,568,484	3,568,484
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, June 30, 2023	6,214,672	$62,147	$85,038,887	$4,943,179	$90,044,213

	Common Stock
Six Months Ended June 30, 2022	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets/ (net liabilities)
Balance, December 31, 2021	386	$4	$5,396	$(507,549)	$(502,149)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	5,714	5,714
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(9,508)	(9,508)
Total net increase (decrease) in net assets resulting from operations	-	-	-	(3,794)	(3,794)
Capital transactions
Issuance of common stock, net of offering costs of $1,609,184	6,214,286	62,143	85,207,627	-	85,269,770
Total increase (decrease) in net assets	6,214,286	62,143	85,207,627	(3,794)	85,265,976
Effect of permanent adjustments	-	-	(295,235)	295,235	-
Balance, June 30, 2022	6,214,672	$62,147	$84,917,788	$(216,108)	$84,763,827

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,568,484	$(3,794)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	210,767	-
Net change in unrealized (appreciation) depreciation from investments	(509,116)	9,508
Net (accretion of discounts) and amortization of premiums	(301,558)	(9,508)
Purchase of investments	(8,442,000)	(24,417,500)
PIK interest capitalized	(62,587)	-
Proceeds from sales of investments and principal repayments	1,690,000	-
(Increase)/Decrease in operating assets:
Prepaid expenses	(147,334)	(207,249)
Interest receivable	967,713	(66,090)
Deferred offering costs	-	1,395,059
Increase/(Decrease) in operating liabilities:
Management fee payable	86,524	55,041
Income-based incentive fees payable	646,494	-
Capital gains incentive fees payable	5,000	-
Legal fees payable	30,249	204,251
Administrator fees payable	32,672	99,852
Valuation fees payables	93,185	-
Audit fees payable	1,183	62,250
Professional fees payable	(2,438)	-
Director’s fee payable	(302)	35,747
Excise tax payable	(80,566)	-
Due to affiliate	2,497	(383,164)
Offering cost payable	-	(1,024,256)
Organizational costs payable	-	(430,276)
Other payables	(18,527)	23,406
Net cash provided by (used in) operating activities	(2,229,660)	(24,656,723)

Cash flows from financing activities
Issuance of common stock, net of offering cost	-	85,269,770
Net cash provided by (used in) financing activities	-	85,269,770

Net increase (decrease) in cash & cash equivalents	(2,229,660)	60,613,047
Cash & cash equivalents, beginning of period	35,125,320	5,400
Cash & cash equivalents, end of period	$32,895,660	$60,618,447

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
June 30, 2023
(Unaudited)
 (in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non-Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	Yes	$4,500	$3,919	$4,028	4.47%
Dreamfields Brands, Inc. (d/b/a Jeeter)	Senior Secured First Lien Term Loan	5/3/2023	5/3/2026	Variable interest rate PRIME(11) + 8.75% (7.5% PRIME Floor)	3	West	No	4,320	4,217	4,217	4.68
MariMed Inc.	Senior Secured First Lien Term Loan	1/24/2023	1/24/2026	Variable interest rate PRIME(11) + 5.75% Cash (6.25% PRIME Floor) 1.40% PIK	3	Northeast	No	4,437	4,185	4,216	4.68
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,069	3,910	4.34
STIIIZY, Inc. (f/k/a Shryne Group, Inc.)	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor) 1.0% PIK	3	West	No	21,035	20,588	20,718	23.01
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	Yes	21,000	20,455	20,580	22.86
								$59,542	57,433	57,669	64.04

Total: Debt Securities -United States (64.04%):									57,433	57,669	64.04

Total: Debt Securities (64.04%):									57,433	57,669	64.04

Total Investment in Securities (64.04%):									$57,433	$57,669	64.04%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$32,032	$32,032	35.57%
Cash equivalents (35.57%):									32,032	32,032	35.57

Total Portfolio Investments and Cash equivalents (99.61%):									$89,465	$89,701	99.61%

(1)	All portfolio companies are located in the United States, as determined by the location of the portfolio company’s headquarters.
(2)	No debt investment is non-income producing as of June 30, 2023.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2023 the aggregate fair value of non-qualifying assets is $24,608 or 26.9% of the Company’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(11)	As of June 30, 2023 PRIME is 8.25%.
(12)	The annualized seven-day yield as of June 30, 2023 is 5.03%.

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

The asset approach provides an indication of the portfolio company’s value by developing a valuation-based balance sheet. This approach requires adjusting the historical assets and liabilities listed on the U.S. GAAP-based balance sheet to estimated fair values. The excess of assets over liabilities represents the tangible value of the business enterprise. The asset approach does not consider the relevant earnings capacity of a going concern business.

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

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of $32.90 million and $35.13 million, respectively, of which $32.03 million and $35.13 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

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

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, there were no loan investments in the portfolio placed on non-accrual status.

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

Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,601,710 and $4,918,730 for the three and six months ended June 30, 2023. Interest income earned, excluding accretion of discounts and amortization of premiums, was $390,083 and $400,156 for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, $591,368 and $1,559,081, respectively were recorded as interest receivable.

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

Fee Income
All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including administrative, structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed.

For the three and six months ended June 30, 2023, the Company earned $131,250 and $131,250, respectively, in fee income. For the three and six months ended June 30, 2022, the Company earned $410,000 and $410,000, respectively, in fee income.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. As of June 30, 2023 and December 31, 2022, $0 and $80,566 of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of June 30, 2023 and December 31, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Organization Expenses and Offering Costs
Organizational expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the three and six months ended June 30, 2023, the Company did not incur organizational expenses. For the three and six months ended June 30, 2022, the Company incurred organizational expenses of $0 and $34,168, respectively. As of June 30, 2023 and December 31, 2022, there were no unpaid organizational expenses.

Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and, if any, are included in deferred offering costs on the Statements of Assets and Liabilities. Costs of approximately $0 and $1,690,184 were charged to capital upon the completion of the Company’s public offering during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, no offering costs were charged to capital. As of June 30, 2023 and December 31, 2022, there were no unpaid offering costs.

New Accounting Standards
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 3 — INVESTMENTS

The Company seeks to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. As of June 30, 2023, 86.1% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 13.9% of the portfolio (based on amortized cost) pays fixed interest. As of December 31, 2022, 80.9% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 19.1% of the portfolio (based on amortized cost) pays fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

Portfolio Composition
The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following tables summarize the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$57,433,276	100.0%	$57,669,044	100.0%
Total	$57,433,276	100.0%	$57,669,044	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$50,527,898	100.0%	$50,254,550	100.0%
Total	$50,527,898	100.0%	$50,254,550	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following tables summarize the composition of the Company’s portfolio investments by geographic region of the United States at cost and fair value and as a percentage of the total portfolio as of June 30, 2023 and December 31, 2022. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	June 30, 2023
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$24,805,417	43.2	$24,936,044	43.2%
Midwest	24,523,799	42.7%	24,490,000	42.5
Northeast	8,104,060	14.1	8,243,000	14.3
Total	$57,433,276	100.0%	$57,669,044	100.0%

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
	December 31, 2022
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
Midwest	$24,420,752	48.4%	$24,358,686	48.5%
West	20,479,987	40.5	20,268,705	40.3
Northeast	3,854,475	7.6	3,854,475	7.7
Southeast	1,772,684	3.5	1,772,684	3.5
Total	$50,527,898	100.0%	$50,254,550	100.0%

The following tables summarize the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$49,445,243	86.1%	$49,731,544	86.2%
Senior Secured Notes	7,988,033	13.9	7,937,500	13.8
Total	$57,433,276	100.0%	$57,669,044	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$40,871,914	80.9%	$40,660,633	80.9%
Senior Secured Notes	9,655,984	19.1	9,593,917	19.1
Total	$50,527,898	100.0%	$50,254,550	100.0%

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

Credit risk is the risk that a decline in the credit quality of an investment could cause the Company to lose money. The Company could lose money if the issuer or guarantor of a portfolio security fails to make timely payment or otherwise honor its obligations. Fixed income securities rated below investment grade (high-yield bonds) involve greater risks of default or downgrade and are generally more volatile than investment grade securities. Below investment grade securities involve greater risk of price declines than investment grade securities due to actual or perceived changes in an issuer’s creditworthiness. In addition, issuers of below investment grade securities may be more susceptible than other issuers to economic downturns. Such securities are subject to the risk that the issuer may not be able to pay interest or dividends and ultimately to repay principal upon maturity. Discontinuation of these payments could substantially adversely affect the market value of the security.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of June 30, 2023 and December 31, 2022, the Company’s portfolio investments consisted of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of June 30, 2023 were as follows:

	Fair Value Measurements at June 30, 2023 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loan	$-	$-	$49,731,544	$49,731,544
Senior Secured Notes	-	-	7,937,500	7,937,500
Total	$-	$-	$57,669,044	$57,669,044

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

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2023 and December 31, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount Rate ranges are shown as spread over PRIME and Treasuries, respectively, for Senior Secured First Lien Term Loans as of June 30, 2023 and December 31, 2022.

Investment Type	Fair Value as of June 30, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loan	$49,731,544	Discounted Cash Flow	Discount Rate	8.4% - 11.4%	9.9%
Senior Secured Notes	7,937,500	Discounted Cash Flow	Discount Rate	12.2% - 17.6%	14.8%
Total	$57,669,044

Investment Type	Fair Value as of December 31, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loan	$40,660,633	Discounted Cash Flow	Discount Rate	7.2% - 9.6%	8.4%
			Volatility	20.0% - 20.0%	20.0%
Senior Secured Notes	9,593,917	Discounted Cash Flow	Discount Rate	11.6% - 18.7%	14.3%
			Volatility	7.0% - 20.0%	12.4%
Total	$50,254,550

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly higher (lower) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2023:

	Senior Secured First Lien Term Loan	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchases	8,442,000	-	8,442,000
Accretion of discount and fees (amortization of premium), net	158,740	142,818	301,558
PIK interest	62,587	-	62,587
Proceeds from sales of investments and principal repayments	(90,000)	(1,600,000)	(1,690,000)
Net realized gain (loss) on investments	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) on investments	497,584	11,532	509,116
Balance as of June 30, 2023	$49,731,544	$7,937,500	$57,669,044

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2023	$497,584	$11,532	$509,116

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2022:

	Senior Secured First Lien Term Loan	Total Investments
Fair Value as of December 31, 2021	$-	$-
Purchases	24,417,500	24,417,500
Accretion of discount and fees (amortization of premium), net	9,508	9,508
PIK interest	-	-
Proceeds from sales of investments and principal repayments	-	-
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	(9,508)	(9,508)
Balance as of June 30, 2022	$24,417,500	$24,417,500

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2022	$(9,508)	$(9,508)

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

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the Incentive Fee on Capital Gains, as required by U.S. GAAP, we accrue the Incentive Fee on Capital Gains on unrealized capital appreciation exceeding unrealized depreciation. This accrual reflects the Incentive Fee on Capital Gains that would be payable to SSC if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though SSC is not entitled to an Incentive Fee on Capital Gains with respect to unrealized capital appreciation unless and until such gains are actually realized.

The management fee is payable quarterly in arrears. For the three and six months ended June 30, 2023, the Company incurred management fee expenses of $257,489 and $495,908, respectively. For the three and six months ended June 30, 2022, the Company incurred management fee expenses of $55,041 and $55,041, respectively. As of June 30, 2023 and December 31, 2022, $257,489 and $170,965, respectively, remained payable.

For the three and six months ended June 30, 2023, the Company incurred income-based incentive fee expenses of $442,673 and $646,494, respectively. For the three and six months ended June 30, 2022, the Company did not incur any income-based incentive fee expenses. As of June 30, 2023 and December 31, 2022, $646,494 and $0, respectively, remained payable.

For the three and six months ended June 30, 2023, the Company incurred capital gains incentive fee expenses of $(137,602) and $5,000, respectively. For the three and six months ended June 30, 2022, the Company did not incur any capital gains incentive fee expenses. As of June 30, 2023 and December 31, 2022, $5,000 and $0, respectively, remained payable.

Pursuant to the administration agreement between the Company and SSC (the “Administration Agreement”), the Company is to reimburse the administrator, SSC, for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of SSC’s employees or any overhead expenses. However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the three and six months ended June 30, 2023 and 2022, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $2,534 and $37 as of June 30, 2023 and December 31, 2022, respectively, is due to SSC for expenses paid on the Company’s behalf. For the three and six months ended June 30, 2023, the Company paid $984 and $1,198, respectively, as reimbursement to SSC for expenses paid on the Company’s behalf. For the three and six months ended June 30, 2022, the Company paid $387,373 and $387,484, respectively, for expenses on SSC’s behalf. For the three and six months ended June 30, 2023, there were no amounts receivable or received by the Company that were due from affiliates.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of June 30, 2023 and December 31, 2022.

NOTE 7 — COMMON STOCK

In connection with its formation, the Company authorized 100,000,000 shares of its common stock with a par value of $0.01 per share. As of June 30, 2023 and December 31, 2022, the Company had issued and outstanding shares of 6,214,672 and raised capital of approximately $85 million (net of approximately $2 million of offering costs).

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three and six months ended June 30, 2023 and 2022, the Company issued no shares of common stock under the DRIP.

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

NOTE 9 — EARNINGS PER SHARE

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase (decrease) in net assets resulting from operations	$1,211,404	$211,737	$3,568,484	$(3,794)
Weighted Average Shares Outstanding - basic and diluted	6,214,672	6,214,672	6,214,672	4,893,441
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.19	$0.03	$0.57	$-

NOTE 10 — INCOME TAXES

The Company adopted a tax year end of March 31, with March 31, 2022 being the first tax period end for this elected tax year end. The Company elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in future taxable years, including the tax year from April 1, 2022 to March 31, 2023. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax if it distributes to stockholders at least 90% of its investment company taxable income (“ICTI”) (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year distribution into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. The amount to be paid out as a distribution is determined by the Company’s Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the tax year may be deemed a return of capital for tax purposes to the Company’s stockholders.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each tax year. Therefore, the final taxable income earned in each tax year and carried forward for distribution in the following tax year may be different than this estimate.

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

As of March 31, 2023, the Company’s most recent tax year end, the Company had no capital loss carryforwards for federal income tax purposes.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. There were no distributions paid for the three month period and tax year ended June 30, 2023 and March 31, 2023, respectively.

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

March 31, 2023
Undistributed ordinary income	$3,418,714
Net unrealized appreciation (depreciation) on investments	713,009
Other temporary differences	(399,948)
Total	$3,731,775

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of  June 30, 2023, March 31, 2023, and December 31, 2022:

	June 30, 2023	March 31, 2023	December 31, 2022
Tax cost of investments and cash equivalents	$89,465,059	$87,454,317	$85,653,218

Unrealized appreciation	$394,377	$713,009	$-
Unrealized depreciation	(158,609)	-	(273,348)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$235,768	$713,009	$(273,348)

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 11 — FINANCIAL HIGHLIGHTS

The Company was formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, the Company had no operations, except for matters relating to our formation and organization as a BDC. The following presents financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended	Period from February 3, 2022 to
	June 30, 2023	June 30, 2022*
Per share data:
Net asset value at beginning of period	$13.91	$14.00
Net investment income (loss) (1)	0.53	(0.04)
Net realized and unrealized gains/(losses) on investments(1)	0.05	-
Net increase/(decrease) in net assets resulting from operations	0.58	(0.04)
Offering costs (2)	-	(0.27)
Permanent tax adjustments (2)	-	(0.05)
Net asset value at end of period	$14.49	$13.64
Net assets at end of period	$90,044,213	$84,763,827
Shares outstanding at end of period	6,214,672	6,214,672
Weighted average net assets	$87,669,473	$84,059,336

Per share market value at end of period	$8.18	$9.78
Total return based on market value (3)	(16.53)%	(30.14)%
Total return based on net asset value (3)	4.17%	(2.57)%

Ratio/Supplemental data:
Ratio of expenses to average net assets(4)	2.37%	0.94%
Ratio of net investment income (loss) to average net assets(4)	3.73%	0.04%
Portfolio turnover (4)	3%	N/A

*	The Company was formed on January 25, 2021 and the effective date of the registration statement was February 3, 2022.
(1)
The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2023. For the period from February 3, 2022 to June 30, 2022, the per share data was derived by adding (deducting) the increase (decrease) per share in undistributed net investment income during the period presented to (from) dividends from net investment income per share.

(2)
The per share data was derived by using the shares outstanding during the period from February 3, 2022 to June 30, 2022.
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

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item(s) listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

On August 10 , 2023, the Company’s Board approved a special dividend of $0.40/ share and a regular dividend of $0.23/ share.The dividends are payable on September 29, 2023 to stockholders of record on September 15, 2023.

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

SILVER SPIKE INVESTMENT CORP.
We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $589 million of potential investments in varying stages of underwriting.

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

Loan origination fees, OID, closing fees and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income and using the effective yield method for term instruments. Repayments of our debt investments will reduce interest income in future periods. The frequency or volume of these repayments may fluctuate significantly. We will record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees.

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

Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2023, our investment portfolio had an aggregate fair value of approximately $57.7 million and was comprised of approximately $49.7 million in first lien, senior secured loans, and approximately $7.9 million in senior secured notes across six portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $50.3 million and was comprised of approximately $40.7 million in first lien, senior secured loans, and approximately $9.6 million in senior secured notes across five portfolio companies.

SILVER SPIKE INVESTMENT CORP.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables as of June 30, 2023 and December 31, 2022.

	June 30, 2023
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	86.1%	86.2%
Senior Secured Notes	13.9	13.8
Total	100.0%	100.0%

	December 31, 2022
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	80.9%	80.9%
Senior Secured Notes	19.1	19.1
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at cost and fair value as a percentage of total investments as of June 30, 2023 and December 31, 2022. The geographic composition is determined by the location of the headquarters of the portfolio company.

	June 30, 2023
Geographic Region	Amortized Cost	Fair Value
West	43.2%	43.2%
Midwest	42.7	42.5
Northeast	14.1	14.3
Total	100.0%	100.0%

	December 31, 2022
Geographic Region	Amortized Cost	Fair Value
Midwest	48.4%	48.5%
West	40.5	40.3
Northeast	7.6	7.7
Southeast	3.5	3.5
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2023 and December 31, 2022.

	June 30, 2023
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

As of June 30, 2023 and December 31, 2022, we had two and two portfolio companies that represented 71.6% and 80.9%, respectively, of the fair value of our portfolio. As of June 30, 2023 and December 31, 2022, our largest portfolio company represents 35.9% and 40.6%, respectively, of the total fair value of our investments in portfolio companies.

SILVER SPIKE INVESTMENT CORP.
Investment Activity
During the three and six months ended June 30, 2023, we made an aggregate of approximately $4.3 million and $8.8 million of investments in one and two portfolio companies, respectively, excluding fees and discounts. During the three and six months ended June 30, 2022, we made an aggregate of approximately $25.25 million of investments in two new portfolio companies, excluding fees. During the three and six months ended June 30, 2023, there were $1.7 million and $1.7 million of repayments received or sales of investments. During the three and six months ended June 30, 2022, there were no repayments received or sales of investments.

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Beginning Portfolio, at fair value	$50,254,550	$-
Purchases	8,442,000	24,417,500
Accretion of discount and fees (amortization of premium), net	301,558	9,508
PIK interest	62,587	-
Proceeds from sales of investments and principal repayments	(1,690,000)	-
Net realized gain/(loss) on investments	(210,767)	-
Net change in unrealized appreciation/(depreciation) on investments	509,116	(9,508)
Ending Portfolio, at fair value	$57,669,044	$24,417,500

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

SILVER SPIKE INVESTMENT CORP.
The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	57,669,044	100.00
3	-	-
4	-	-
5	-	-
Total	$57,669,044	100.00%

December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	50,254,550	100.00
3	-	-
4	-	-
5	-	-
Total	$50,254,550	100.00%

Debt Investments on Non-Accrual Status

As of June 30, 2023 and December 31, 2022, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and six months ended June 30, 2023 and 2022.

Investment Income
The following table sets forth the components of investment income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Stated interest	$2,550,696	$390,083	$4,856,143	$400,156
Accretion of discount and fees (amortization of premium), net	160,739	9,508	301,558	9,508
Payment in-kind interest	51,014	-	62,587	-
Fee income	131,250	410,000	131,250	410,000
Total investment income	$2,893,699	$809,591	$5,351,538	$819,664

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

For the three and six months ended June 30, 2023, total investment income was approximately $2.9 million and $5.3 million, which is attributable to $0.1 million and $0.1 million of fee income related to administrative and amendment fees and $2.8 million and $5.2 million of interest income, respectively. For the three and six months ended June 30, 2022, total investment income was approximately $0.8 million, which is attributable to $0.4 million of fee income related to structuring fees and $0.4 million of interest income. The increase in investment income during the three and six months ended June 30, 2023 in comparison to the three and six months ended June 30, 2022 is due to the increase in debt investments and the associated interest income increase.

Operating Expenses
Our operating expenses for the three and six months ended June 30, 2023 are comprised primarily of professional fees for legal, administration, audit, valuation and directors, our management fees and incentive fees. Our operating expenses totaled approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively. Our operating expenses for the three and six months ended June 30, 2022 are comprised of professional fees for legal, administration, audit and directors, and our management fees. Our operating expenses totaled approximately $0.6 million and $0.8 million for the three and six months ended June 30, 2022, respectively. The increase in expenses during the three and six months ended June 30, 2023 in comparison to the three and six months ended June 30, 2022 is due to incentive fees, which had not met the hurdle rate to be earned during the first year of operations and management fees, which increased due to the increase in debt investments.

SILVER SPIKE INVESTMENT CORP.
Net Investment Income
As a result of approximately $2.9 million and $5.4 million in total investment income as compared to $1.0 million and $2.1 million in total expenses, net investment income for the three and six months ended June 30, 2023 was approximately $1.9 million and $3.3 million, respectively. As a result of approximately $0.8 million and $0.8 million in total investment income as compared to $0.6 million and $0.8 million in total expenses, net investment income for the three and six months ended June 30, 2022 was approximately $0.2 million and less than $0.1 million, respectively.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There was $210,767 and $210,767 net realized loss from the sales of an investment during the three and six months ended June 30, 2023, respectively. There were no net realized gains (losses) from the sales, repayments, or exits of investments during the three and six months ended June 30, 2022, respectively.

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2023 and 2022 is comprised of the following:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Gross unrealized appreciation	$99,357	$-	$605,659	$-
Gross unrealized depreciation	(576,598)	(9,508)	(96,543)	(9,508)
Total net unrealized appreciation (depreciation) on investments	$(477,241)	$(9,508)	$509,116	$(9,508)

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	$68,415	$(9,325)	$341,831	$(9,325)
Verano Holdings Corp.	(340,337)	-	124,811	-
MariMed Inc.	30,864	-	30,863	-
Dreamfields Brands, Inc. (d/b/a Jeeter)	78	-	78	-
PharmaCann, Inc.	(180,757)	(183)	(96,543)	(183)
Curaleaf Holdings, Inc.	(48,917)	-	108,076	-
AYR Wellness, Inc.	(6,587)	-	-	-
Total net change in unrealized appreciation (depreciation) on investments	$(477,241)	$(9,508)	$509,116	$(9,508)

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

Our primary use of funds will be investments in portfolio companies, dividend payments to holders of our common stock, and the payment of operating expenses. As of June 30, 2023 and December 31, 2022, we had cash resources of approximately $32.9 million and $35.1 million and no indebtedness, respectively.

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

SILVER SPIKE INVESTMENT CORP.
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

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in our financial statements. We will continuously evaluate our estimates, including those related to the matters described below. These estimates will be based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For additional information, please refer to “Note 2 – Significant Accounting Policies” in the notes to the financial statements included with this quarterly report on Form 10-Q. Valuation of investments is considered to be our critical accounting policy and estimates. A discussion of our critical accounting policy follows.

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

SILVER SPIKE INVESTMENT CORP.
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

All of our investments as of June 30, 2023 and December 31, 2022 are categorized at level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly higher (lower) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

SILVER SPIKE INVESTMENT CORP.
The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On August 9, 2023, the last reported closing sales price of our common stock on the Nasdaq Global Market was $8.76 per share, which represented a discount of approximately 39.5% to our net asset value per share of $14.49 as of June 30, 2023.

			Price Range
Class and Period	Net Asset Value(1)		High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2023
Third Quarter (Through August 9, 2023)	$	*	$8.82	$7.65	*	*	*
Second Quarter		$14.49	$9.19	$7.82	-36.6%	-46.0%	-
First Quarter		$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter		$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter		$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter		$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)		$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

Holders

As of August 9, 2023, there were approximately 2 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

SILVER SPIKE INVESTMENT CORP.
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

We made no distributions during the three and six months ended June 30, 2023 or the fiscal year ended December 31, 2022.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and six months ended June 30, 2023 or the fiscal year ended December 31, 2022.

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

As of June 30, 2023, 85.3% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 14.7% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations for the six months ended June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,523	$-	$1,523
Up 200 basis points	1,015	-	1,015
Up 100 basis points	508	-	508
Down 100 basis points	(497)	-	(497)
Down 200 basis points	(961)	-	(961)
Down 300 basis points	(1,171)	-	(1,171)

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2023 to the risk factors discussed in “Item 1A. Risk Factors” in our transition report on Form 10-K for the transition period from April 1, 2022 to December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

SILVER SPIKE INVESTMENT CORP.
Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SILVER SPIKE INVESTMENT CORP.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2023.

SILVER SPIKE INVESTMENT CORP.

By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Umesh Mahajan
Umesh Mahajan
Chief Financial Officer (Principal Financial and Accounting Officer)