Form 10-Q
period 2023-09-30
Silver Spike Investment Corp.
filed 2023-11-09
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 9, 2023, the registrant had 6,214,705 shares of common stock ($0.01 par value per share) outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SILVER SPIKE INVESTMENT CORP.

Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $57,488,336 and $50,527,898, respectively)	$57,381,000	$50,254,550
Cash and cash equivalents	29,820,936	35,125,320
Interest receivable	1,829,675	1,559,081
Prepaid expenses	103,838	32,323
Other assets	50,000	-
Total assets	$89,185,449	$86,971,274

LIABILITIES
Income-based incentive fees payable	$1,051,741	$-
Management fee payable	264,565	170,965
Legal fees payable	150,667	42,215
Valuation fees payables	94,130	-
Administrator fees payable	81,954	57,306
Audit fees payable	75,165	50,000
Director’s fee payable	34,768	32,049
Professional fees payable	18,065	28,744
Other payables	10,923	33,663
Distributions payable	321	-
Due to affiliate	298	37
Excise tax payable	-	80,566
Total liabilities	$1,782,597	$495,545

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,705 and 6,214,672 shares issued and outstanding, respectively	$62,147	$62,147
Additional paid-in-capital	85,039,208	84,917,788
Distributable earnings/(Accumulated losses)	2,301,497	1,495,794
Total net assets	$87,402,852	$86,475,729
NET ASSET VALUE PER SHARE	$14.06	$13.91

 See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$2,885,725	$1,180,517	$8,106,013	$1,590,181
Fee income	31,250	-	162,500	410,000
Total investment income	2,916,975	1,180,517	8,268,513	2,000,181

EXPENSES
Income-based incentive fees	405,247	-	1,051,741	-
Management fee	264,565	110,426	760,473	165,467
Audit expenses	223,982	81,917	409,365	175,667
Legal expense	148,292	167,497	334,308	424,548
Administrator fees	84,617	65,035	250,314	174,732
Insurance expense	67,122	76,373	202,597	198,403
Director expenses	38,223	32,049	105,913	67,796
Valuation fees	22,890	-	116,955	-
Professional fees	15,841	39,903	51,808	80,788
Custodian fees	12,000	12,000	36,000	36,000
Organizational expenses	-	-	-	34,168
Capital gains incentive fees	(5,000)	-	-	-
Other expenses	22,210	44,902	61,918	86,483
Total expenses	1,299,989	630,102	3,381,392	1,444,052

NET INVESTMENT INCOME (LOSS)	1,616,986	550,415	4,887,121	556,129

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	-	-	(210,767)	-
Net realized gain (loss) from investments	-	-	(210,767)	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliate investments	(343,104)	9,508	166,012	-
Net change in unrealized appreciation (depreciation) from investments	(343,104)	9,508	166,012	-
Net realized and unrealized gains (losses)	(343,104)	9,508	(44,755)	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,273,882	$559,923	$4,842,366	$556,129

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$0.26	$0.09	$0.79	$0.10
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$0.20	$0.09	$0.78	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	6,214,673	6,214,672	6,214,672	5,338,691

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Three Months Ended September 30, 2023	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, June 30, 2023	6,214,672	$62,147	$85,038,887	$4,943,179	$90,044,213
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,616,986	1,616,986
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(343,104)	(343,104)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,273,882	1,273,882
Distributions to stockholders from:
Investment income-net	-	-	-	(3,915,564)	(3,915,564)
Capital transactions
Issuance of common stock	-	-	-	-	-
Reinvestment of stockholder distributions	33	-	321	-	321
Total net increase (decrease) in net assets from capital transactions	33	-	321	-	321
Total increase (decrease) in net assets	33	-	321	(2,641,682)	(2,641,361)
Effect of permanent adjustments	-	-	-	-	-
Balance, September 30, 2023	6,214,705	$62,147	$85,039,208	$2,301,497	$87,402,852

	Common Stock
Three Months Ended September 30, 2022	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, June 30, 2022	6,214,672	$62,147	$84,917,788	$(216,108)	$84,763,827
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	550,415	550,415
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	9,508	9,508
Total net increase (decrease) in net assets resulting from operations	-	-	-	559,923	559,923
Capital transactions
Issuance of common stock, net of offering cost	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	559,923	559,923
Effect of permanent adjustments	-	-	-	-	-
Balance, September 30, 2022	6,214,672	$62,147	$84,917,788	$343,815	$85,323,750

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Nine Months Ended September 30, 2023	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	4,887,121	4,887,121
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	166,012	166,012
Total net increase (decrease) in net assets resulting from operations	-	-	-	4,842,366	4,842,366
Distributions to stockholders from:
Investment income-net	-	-	-	(3,915,564)	(3,915,564)
Capital transactions
Issuance of common stock	-	-	-	-	-
Reinvestment of stockholder distributions	33	-	321	-	321
Total net increase (decrease) in net assets from capital transactions	33	-	321	-	321
Total increase (decrease) in net assets	33	-	321	926,802	927,123
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, September 30, 2023	6,214,705	$62,147	$85,039,208	$2,301,497	$87,402,852

	Common Stock
Nine Months Ended September 30, 2022	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2021	386	$4	$5,396	$(507,549)	$(502,149)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	556,129	556,129
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Total net increase (decrease) in net assets resulting from operations	-	-	-	556,129	556,129
Capital transactions
Issuance of common stock, net of offering costs of $1,609,184	6,214,286	62,143	85,207,627	-	85,269,770
Total increase (decrease) in net assets	6,214,286	62,143	85,207,627	556,129	85,825,899
Effect of permanent adjustments	-	-	(295,235)	295,235	-
Balance, September 30, 2022	6,214,672	$62,147	$84,917,788	$343,815	$85,323,750

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,842,366	$556,129
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	210,767	-
Net change in unrealized (appreciation) depreciation from investments	(166,012)	-
Net (accretion of discounts) and amortization of premiums	(431,052)	(49,966)
Purchase of investments	(8,442,000)	(24,417,500)
PIK interest capitalized	(78,153)	-
Proceeds from sales of investments and principal repayments	1,780,000	-
(Increase)/Decrease in operating assets:
Interest receivable	(270,594)	(252,547)
Other assets	(50,000)	-
Prepaid expenses	(71,515)	(119,787)
Deferred offering costs	-	1,395,059
Increase/(Decrease) in operating liabilities:
Income-based incentive fees payable	1,051,741	-
Management fee payable	93,600	110,426
Legal fees payable	108,452	155,139
Valuation fees payable	94,130	83,083
Administrator fees payable	24,648	73,908
Audit fees payable	25,165	-
Director’s fee payable	2,719	32,049
Professional fees payable	(10,679)	50,185
Other payable	(22,740)	2,238
Due to affiliate	261	(383,207)
Excise tax payable	(80,566)	-
Offering cost payable	-	(1,024,256)
Organization costs payable	-	(430,276)
Net cash provided by (used in) operating activities	(1,389,462)	(24,219,323)

Cash flows from financing activities
Issuance of common stock, net of offering cost	-	85,269,770
Distributions paid	(3,914,922)	-
Net cash provided by (used in) financing activities	(3,914,922)	85,269,770

Net increase (decrease) in cash & cash equivalents	(5,304,384)	61,050,447
Cash & cash equivalents, beginning of period	35,125,320	5,400
Cash & cash equivalents, end of period	$29,820,936	$61,055,847

Supplemental and non-cash financing activities
Reinvestment of dividend distributions	$321	$-

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
September 30, 2023
(Unaudited)
(in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non-Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	Yes	$4,500	$3,954	$4,017	4.60%
Dreamfields Brands, Inc. (d/b/a Jeeter)	Senior Secured First Lien Term Loan	5/3/2023	5/3/2026	Variable interest rate PRIME(11) + 8.75% (7.5% PRIME Floor)	3	West	No	4,320	4,223	4,191	4.80
MariMed Inc.	Senior Secured First Lien Term Loan	1/24/2023	1/24/2026	Variable interest rate PRIME(11) + 5.75% Cash (6.25% PRIME Floor) 1.40% PIK	3	Northeast	No	4,363	4,121	4,113	4.71
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,089	3,868	4.43
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor) 1.0% PIK	3	West	No	21,035	20,612	20,613	23.58
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	Yes	21,000	20,489	20,579	23.54
								$59,468	57,488	57,381	65.66

Total: Debt Securities -United States (65.66%):									57,488	57,381	65.66

Total: Debt Securities (65.66%):									57,488	57,381	65.66

Total Investment in Securities (65.66%):									$57,488	$57,381	65.66%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$29,821	$29,821	34.12%
Cash equivalents (34.12%):									29,821	29,821	34.12

Total Portfolio Investments and Cash equivalents (99.78%):									$87,309	$87,202	99.78%

(1)	All portfolio companies are located in the United States, as determined by the location of the portfolio company’s headquarters.
(2)	No debt investment is non-income producing as of September 30, 2023.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2023 the aggregate fair value of non-qualifying assets is $24,596 or 27.6% of the Company’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(11)	As of September 30, 2023 PRIME is 8.50%.
(12)	The annualized seven-day yield as of September 30, 2023 is 5.29%.

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

On February 4, 2022, the Company’s common stock began trading on the Nasdaq Global Market under the ticker symbol “SSIC,” and we completed our initial public offering of 6,214,286 shares of our common stock, par value $0.01, inclusive of an over-allotment option that was exercised on March 1, 2022 (“IPO”), for approximately $87 million.

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

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the amounts are held. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of $29.82 million and $35.13 million, respectively, of which $29.82 million and $35.13 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

Earnings per share
Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis.

Investment Transactions
Investment transactions are recorded on trade date. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. Current-period changes in fair value of investments are reflected as a component of the net change in unrealized appreciation (depreciation) on investments on the Statements of Operations. The net change in unrealized appreciation (depreciation) primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments traded but not yet settled, if any, are reported in payable for investments purchased and receivable for investments sold on the Statement of Assets and Liabilities.

Interest and Dividend Income
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums, respectively. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments includes the original cost adjusted for the accretion and amortization of discounts and premiums, respectively. Upon prepayment of a loan or debt security, any prepayment premiums and unamortized discounts or premiums are recorded as interest income in the current period.

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, there were no loan investments in the portfolio placed on non-accrual status.

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

Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,756,231 and $7,674,961 for the three and nine months ended September 30, 2023. Interest income earned, excluding accretion of discounts and amortization of premiums, was $1,140,058 and $1,540,214 for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, $1,829,675 and $1,559,081, respectively were recorded as interest receivable.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

For the three and nine months ended September 30, 2023, the Company earned $31,250 and $162,500, respectively, in fee income. For the three and nine months ended September 30, 2022, the Company earned $0 and $410,000, respectively, in fee income.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. As of September 30, 2023 and December 31, 2022, $0 and $80,566 of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of September 30, 2023 and December 31, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Distributions
Distributions to common stockholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by our Board of Directors each quarter and is generally based upon the future taxable income estimated by management. Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders. Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.

Organization Expenses and Offering Costs
Organizational expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the three and nine months ended September 30, 2023, the Company did not incur organizational expenses. For the three and nine months ended September 30, 2022, the Company incurred organizational expenses of $0 and $34,168, respectively. As of September 30, 2023 and December 31, 2022, there were no unpaid organizational expenses.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and, if any, are included in deferred offering costs on the Statements of Assets and Liabilities. Costs of approximately $0 and $1,690,184 were charged to capital upon the completion of the Company’s public offering during the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, no offering costs were charged to capital. As of September 30, 2023 and December 31, 2022, there were no unpaid offering costs.

New Accounting Standards
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 — INVESTMENTS

The Company seeks to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. As of September 30, 2023, 86.0% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 14.0% of the portfolio (based on amortized cost) pays fixed interest. As of December 31, 2022, 80.9% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 19.1% of the portfolio (based on amortized cost) pays fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

Portfolio Composition
The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following tables summarize the composition of the Company’s portfolio investments by industry at amortized cost and fair value and as a percentage of the total portfolio as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$57,488,336	100.0%	$57,381,000	100.0%
Total	$57,488,336	100.0%	$57,381,000	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$50,527,898	100.0%	$50,254,550	100.0%
Total	$50,527,898	100.0%	$50,254,550	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following tables summarize the composition of the Company’s portfolio investments by geographic region of the United States at amortized cost and fair value and as a percentage of the total portfolio as of September 30, 2023 and December 31, 2022. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

	September 30, 2023
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$24,834,972	43.2%	$24,804,000	43.2%
Midwest	24,578,030	42.8	24,447,500	42.6
Northeast	8,075,334	14.0	8,129,500	14.2
Total	$57,488,336	100.0%	$57,381,000	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
Midwest	$24,420,752	48.4%	$24,358,686	48.5%
West	20,479,987	40.5	20,268,705	40.3
Northeast	3,854,475	7.6	3,854,475	7.7
Southeast	1,772,684	3.5	1,772,684	3.5
Total	$50,527,898	100.0%	$50,254,550	100.0%

The following tables summarize the composition of the Company’s portfolio investments by investment type at amortized cost and fair value and as a percentage of the total portfolio as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$49,445,187	86.0%	$49,497,000	86.3%
Senior Secured Notes	8,043,149	14.0	7,884,000	13.7
Total	$57,488,336	100.0%	$57,381,000	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loan	$40,871,914	80.9%	$40,660,633	80.9%
Senior Secured Notes	9,655,984	19.1	9,593,917	19.1
Total	$50,527,898	100.0%	$50,254,550	100.0%

Certain Risk Factors
In the ordinary course of business, the Company manages a variety of risks including market risk, credit risk, liquidity risk, interest rate risk, prepayment risk, risks associated with financial, economic and other global market developments and disruptions, including those arising from war, terrorism, market manipulation, government interventions, defaults and shutdowns, political changes or diplomatic developments, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics) and natural/environmental disasters, which can all negatively impact the securities markets generally. These events can also impair the technology and other operational systems upon which the Company's service providers rely and could otherwise disrupt the Company’s service providers' ability to fulfill their obligations to the Company. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

Notes to Financial Statements
(Unaudited)

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

Interest rate risk refers to the change in earnings that may result from changes in the level of interest rates. To the extent that the Company borrows money to make investments, including under any credit facility, net investment income (loss) will be affected by the difference between the rate at which the Company borrows funds and the rate at which the Company invests these funds. In periods of rising interest rates, the Company’s cost of borrowing funds would increase, which may reduce net investment income (loss). As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on net investment income (loss).

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of September 30, 2023 and December 31, 2022, the Company’s portfolio investments consisted of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of September 30, 2023 were as follows:

	Fair Value Measurements at September 30, 2023 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loan	$-	$-	$49,497,000	$49,497,000
Senior Secured Notes	-	-	7,884,000	7,884,000
Total	$-	$-	$57,381,000	$57,381,000

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

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2023 and December 31, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount Rate ranges are shown as spread over PRIME and Treasuries, respectively, for Senior Secured First Lien Term Loans, as of September 30, 2023 and December 31, 2022.

Investment Type	Fair Value as of September 30, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
Senior Secured First Lien Term Loan	$49,497,000	Discounted Cash Flow	Discount Rate	11.6% - 15.3%	13.2%
Senior Secured Notes	7,884,000	Discounted Cash Flow	Discount Rate	7.9% - 14.2%	11.0%
Total	$57,381,000

Investment Type	Fair Value as of December 31, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
Senior Secured First Lien Term Loan	$40,660,633	Discounted Cash Flow	Discount Rate	7.2% - 9.6%	8.4%
			Volatility	20.0% - 20.0%	20.0%
Senior Secured Notes	9,593,917	Discounted Cash Flow	Discount Rate	11.6% - 18.7%	14.3%
			Volatility	7.0% - 20.0%	12.4%
Total	$50,254,550

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2023:

	Senior Secured First Lien Term Loan	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchases	8,442,000	-	8,442,000
Accretion of discount and fees (amortization of premium), net	233,119	197,933	431,052
PIK interest	78,153	-	78,153
Proceeds from sales of investments and principal repayments	(180,000)	(1,600,000)	(1,780,000)
Net realized gain (loss) on investments	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) on investments	263,095	(97,083)	166,012
Balance as of September 30, 2023	$49,497,000	$7,884,000	$57,381,000

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2023	$263,095	$(97,083)	$166,012

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
The following table provides a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2022:

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

The management fee is payable quarterly in arrears. For the three and nine months ended September 30, 2023, the Company incurred management fee expenses of $264,565 and $760,473, respectively. For the three and nine months ended September 30, 2022, the Company incurred management fee expenses of $110,426 and $165,467, respectively. As of September 30, 2023 and December 31, 2022, $264,565 and $170,965, respectively, remained payable.

For the three and nine months ended September 30, 2023, the Company incurred income-based incentive fee expenses of $405,247 and $1,051,741, respectively. For the three and nine months ended September 30, 2022, the Company did not incur any income-based incentive fee expenses. As of September 30, 2023 and December 31, 2022, $1,051,741 and $0, respectively, remained payable.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
For the three and nine months ended September 30, 2023, the Company incurred capital gains incentive fee expenses of $(5,000) and $0, respectively. For the three and nine months ended September 30, 2022, the Company did not incur any capital gains incentive fee expenses. As of September 30, 2023 and December 31, 2022, no amount remained payable.

Pursuant to the administration agreement between the Company and SSC (the “Administration Agreement”), the Company is to reimburse the administrator, SSC, for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of SSC’s employees or any overhead expenses. However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the three and nine months ended September 30, 2023 and 2022, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator.

Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $298 and $37 as of September 30, 2023 and December 31, 2022, respectively, is due to SSC for expenses paid on the Company’s behalf. For the three and nine months ended September 30, 2023, the Company paid $4,993 and $6,192, respectively, as reimbursement to SSC for expenses paid on the Company’s behalf. For the three and nine months ended September 30, 2022, the Company paid $1,075 and $388,559, respectively, for expenses on SSC’s behalf. As of September 30, 2023 and December 31, 2022 there were no amounts due from affiliates. For the three and nine months ended September 30, 2023, there were no amounts received by the Company that were due from affiliates.

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

During the three and nine months ended September 30, 2023, SSC and certain related parties received quarterly and special dividend distributions from the Company relating to their shares held. Refer to “Note 7 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of September 30, 2023 and December 31, 2022.

NOTE 7 — COMMON STOCK

In connection with its formation, the Company authorized 100,000,000 shares of its common stock with a par value of $0.01 per share. On June 15, 2021, the Company was initially capitalized by the issuance of 386 shares of its common stock for an aggregate purchase price of $5,400 to SSC.

Initial Public Offering

On February 4, 2022, the Company completed its initial public offering of 6,214,286 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised on March 1, 2022, and raised capital of approximately $85 million (net of approximately $2 million of offering costs).

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
Distributions

The following table summarizes distributions declared and/or paid by the Company during the three and nine months ended September 30, 2023:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,374
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869

During the three and nine months ended September 30, 2022, the Company did not have any distributions.

Dividend Reinvestment Plan
The Company’s dividend reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator.

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar dividend reinvestment plan for their clients. During the three and nine months ended September 30, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21

During the three and nine months ended September 30, 2022, the Company issued no new shares of common stock under the DRIP.

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

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase (decrease) in net assets resulting from operations	$1,273,882	$559,923	$4,842,366	$556,129
Weighted Average Shares Outstanding - basic and diluted	6,214,673	6,214,672	6,214,672	5,338,691
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.20	$0.09	$0.78	$0.10

NOTE 10 — INCOME TAXES

The Company adopted a tax year end of March 31, with March 31, 2022 being the first tax period end for this elected tax year end. The Company elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax if it distributes to stockholders at least 90% of its investment company taxable income (“ICTI”) (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year distribution into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. The amount to be paid out as a distribution is determined by the Company’s Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the tax year may be deemed a return of capital for tax purposes to the Company’s stockholders.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each tax year. Therefore, the final taxable income earned in each tax year and carried forward for distribution in the following tax year may be different than this estimate.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income (loss) and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes.

As of March 31, 2023, the Company’s most recent tax year end, the Company had no capital loss carryforwards for federal income tax purposes.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. For the six month period ending September 30, 2023, the Company had ordinary income distributions of $3,914,922, however the final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2024. There were no distributions paid for the tax year ended March 31, 2023.
For the tax year ended March 31, 2023, the Company reclassified $121,099 from distributable earnings to additional paid-in-capital on the Statement of Assets and Liabilities arising from permanent book to tax differences primarily related to prior year post-financial statement updates and non-deductible excise tax. For the tax year ended March 31, 2022, the Company reclassified $295,235 from distributable earnings to additional paid-in-capital on the Statement of Assets and Liabilities arising from permanent book to tax differences primarily related to prior year post-financial statement updates and non-deductible excise tax.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes for the six months ended September 30, 2023, the tax year ended March 31, 2023, and the fiscal year ended December 31, 2022:

	September 30, 2023	March 31, 2023	December 31, 2022
Tax cost of investments and cash equivalents	$87,309,272	$87,454,317	$85,653,218

Unrealized appreciation	$154,529	$713,009	$-
Unrealized depreciation	(261,865)	-	(273,348)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$(107,336)	$713,009	$(273,348)

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 11 — FINANCIAL HIGHLIGHTS

The Company was formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, the Company had no operations, except for matters relating to our formation and organization as a BDC. The following presents financial highlights for the nine months ended September 30, 2023 and the period from February 3, 2022 to September 30, 2022:

	Nine Months Ended	Period from February 3, 2022 to
	September 30, 2023	September 30, 2022*
Per share data:
Net asset value at beginning of period	$13.91	$14.00
Net investment income (loss) (1)	0.79	0.05
Net realized and unrealized gains/(losses) on investments(1)	(0.01)	-
Net increase/(decrease) in net assets resulting from operations	0.78	0.05
Offering costs (2)	-	(0.27)
Permanent tax adjustments (2)	-	(0.05)
Less distributions from net investment income (loss)	(0.63)	-
Net asset value at end of period	$14.06	$13.73
Net assets at end of period	$87,402,852	$85,323,750
Shares outstanding at end of period	6,214,705	6,214,672
Weighted average net assets	$88,458,750	$84,331,724

Per share market value at end of period	$9.68	$10.00
Total return based on market value (3)	(1.22)%	(28.57)%
Total return based on net asset value (3)	7.66%	(1.93)%

Ratio/Supplemental data:
Ratio of expenses to average net assets(4)	3.82%	1.68%
Ratio of net investment income (loss) to average net assets(4)	5.52%	0.69%
Portfolio turnover (4)	3%	N/A

*	The Company was formed on January 25, 2021 and the effective date of the registration statement was February 3, 2022.
(1)
The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2023. For the period from February 3, 2022 to September 30, 2022, the per share data was derived by adding (deducting) the increase (decrease) per share in undistributed net investment income (loss) during the period presented to (from) dividends from net investment income (loss) per share.

(2)
The per share data was derived by using the shares outstanding during the period from February 3, 2022 to September 30, 2022. SSC has absorbed the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.

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

On November 8, 2023, the Company’s Board approved a special dividend of $0.45/share and a regular dividend of $0.25/share. The dividends are payable on December 29, 2023 to stockholders of record on December 20, 2023.

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

SILVER SPIKE INVESTMENT CORP.
We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing over $449 million of potential investments in varying stages of underwriting.

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

Our investment portfolio consists of fixed and floating rate loans, and our credit facilities, if any, will bear interest at floating rates. Macro trends in base interest rates like PRIME may affect our net investment income (loss) over the long term.

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

Portfolio Composition and Investment Activity

Portfolio Composition
As of September 30, 2023, our investment portfolio had an aggregate fair value of approximately $57.4 million and was comprised of approximately $49.5 million in first lien, senior secured loans, and approximately $7.9 million in senior secured notes across six portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $50.3 million and was comprised of approximately $40.7 million in first lien, senior secured loans, and approximately $9.6 million in senior secured notes across five portfolio companies.

SILVER SPIKE INVESTMENT CORP.
A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments are shown in the following tables as of September 30, 2023 and December 31, 2022.

	September 30, 2023
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	86.0%	86.3%
Senior Secured Notes	14.0	13.7
Total	100.0%	100.0%

	December 31, 2022
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loan	80.9%	80.9%
Senior Secured Notes	19.1	19.1
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of September 30, 2023 and December 31, 2022. The geographic composition is determined by the location of the headquarters of the portfolio company.

	September 30, 2023
Geographic Region	Amortized Cost	Fair Value
West	43.2%	43.2%
Midwest	42.8	42.6
Northeast	14.0	14.2
Total	100.0%	100.0%

	December 31, 2022
Geographic Region	Amortized Cost	Fair Value
Midwest	48.4%	48.5%
West	40.5	40.3
Northeast	7.6	7.7
Southeast	3.5	3.5
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of September 30, 2023 and December 31, 2022.

	September 30, 2023
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

SILVER SPIKE INVESTMENT CORP.
As of September 30, 2023 and December 31, 2022, we had two portfolio companies that represented 71.8% and 80.9%, respectively, of the fair value of our portfolio. As of September 30, 2023 and December 31, 2022, our largest portfolio company represents 35.9% and 40.6%, respectively, of the total fair value of our investments in portfolio companies.

Investment Activity
During the three and nine months ended September 30, 2023, we made an aggregate of approximately $0.2 million and $9.0 million of investments in one and two portfolio companies, respectively, excluding fees and discounts. During the nine months ended September 30, 2022, we made an aggregate of approximately $25.25 million of investments in two portfolio companies, excluding fees and discounts. During the three months ended September 30, 2022, we made no investments. During the three and nine months ended September 30, 2023, there were $0.1 million and $1.8 million of repayments received or sales of investments. During the three and nine months ended September 30, 2022, there were no repayments received or sales of investments.

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Beginning Portfolio, at fair value	$50,254,550	$-
Purchases	8,442,000	24,417,500
Accretion of discount and fees (amortization of premium), net	431,052	49,966
PIK interest	78,153	-
Proceeds from sales of investments and principal repayments	(1,780,000)	-
Net realized gain/(loss) on investments	(210,767)	-
Net change in unrealized appreciation/(depreciation) on investments	166,012	-
Ending Portfolio, at fair value	$57,381,000	$24,467,466

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

SILVER SPIKE INVESTMENT CORP.
The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	57,381,000	100.00
3	-	-
4	-	-
5	-	-
Total	$57,381,000	100.00%

December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	50,254,550	100.00
3	-	-
4	-	-
5	-	-
Total	$50,254,550	100.00%

Debt Investments on Non-Accrual Status
As of September 30, 2023 and December 31, 2022, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and nine months ended September 30, 2023 and 2022.

Investment Income
The following table sets forth the components of investment income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Stated interest income	$2,740,665	$1,140,058	$7,596,808	$1,540,215
Accretion of discount and fees (amortization of premium), net	129,494	40,459	431,052	49,966
Payment in-kind interest	15,566	-	78,153	-
Total interest income	2,885,725	1,180,517	8,106,013	1,590,181
Other fee income	31,250	-	162,500	410,000
Total investment income	$2,916,975	$1,180,517	$8,268,513	$2,000,181

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

The increase in investment income during the three and nine months ended September 30, 2023 in comparison to the three and nine months ended September 30, 2022 is due to the increase in debt investments and the associated interest income increase. For the nine months ended September 30, 2023, there was approximately $6.5 million of additional investment income as compared to the nine months ended September 30, 2022. Of the $6.5 million increase in investment income, approximately $1.2 million in investment income relate to changes in rates and $3.8 in investment income relate to an increase in debt investments. The remaining variance in investment income relates to the timing of investments for the nine months ended September 30, 2022. Had the investments been made prior to January 1, 2022, there would have been an additional $1.5 million in income, and the additional investment income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 would have been $5.0 million.

Operating Expenses
Our operating expenses for the three and nine months ended September 30, 2023 are comprised primarily of professional fees for legal, administration, audit, valuation and directors, our management fees and incentive fees. Our operating expenses totaled approximately $1.3 million and $3.4 million for the three and nine months ended September 30, 2023, respectively. Our operating expenses for the three and nine months ended September 30, 2022 are comprised of professional fees for legal, administration, audit and directors, and our management fees. Our operating expenses totaled approximately $0.6 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. The increase in expenses during the three and nine months ended September 30, 2023 in comparison to the three and nine months ended September 30, 2022 is due to incentive fees, which had not met the hurdle rate to be earned during the first year of operations, and management fees, which increased due to the increase in debt investments.

SILVER SPIKE INVESTMENT CORP.
Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There was $0 and $210,767 net realized loss from the sale of an investment during the three and nine months ended September 30, 2023, respectively. There were $90,000 and $180,000 of repayments, and no exits of investments during the three and nine months ended September 30, 2023, respectively. There were no net realized gains (losses) from the sales, repayments, or exits of investments during the three and nine months ended September 30, 2022, respectively.

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

Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2023 and 2022 is comprised of the following:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Gross unrealized appreciation	$-	$-	$365,811	$-
Gross unrealized depreciation	(343,104)	9,508	(199,799)	-
Total net unrealized appreciation (depreciation) on investments	$(343,104)	$9,508	$166,012	$-

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	$(129,301)	$-	$212,530	$-
Verano Holdings Corp.	(33,861)	-	90,950	-
MariMed Inc.	(39,029)	-	(8,165)	-
Dreamfields Brands, Inc. (d/b/a Jeeter)	(32,298)	-	(32,220)	-
PharmaCann, Inc.	(62,871)	9,508	(159,414)	-
Curaleaf Holdings, Inc.	(45,744)	-	62,331	-
Total net change in unrealized appreciation (depreciation) on investments	$(343,104)	$9,508	$166,012	$-

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

Our primary use of funds will be investments in portfolio companies, dividend payments to holders of our common stock who opt out of the DRIP, and the payment of operating expenses. As of September 30, 2023 and December 31, 2022, we had cash resources of approximately $29.8 million and $35.1 million and no indebtedness, respectively.

SILVER SPIKE INVESTMENT CORP.
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

Dividends may also be distributed in accordance with the Company’s dividend reinvestment plan (“DRIP”), which provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator.

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

SILVER SPIKE INVESTMENT CORP.
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

All of our investments as of September 30, 2023 and December 31, 2022 are categorized at level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly higher (lower) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

Assumptions, or unobservable inputs, fluctuate quarter over quarter based on both market and company specific factors. Please refer to “Note 4 – Fair Value of Financial Instruments” in the notes to the financial statements included with this quarterly report on Form 10-Q for specific unobservable inputs.

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

SILVER SPIKE INVESTMENT CORP.
The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On November 6, 2023, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.68 per share, which represented a discount of approximately 31.2% to our net asset value per share of $14.06 as of September 30, 2023.

			Price Range
Class and Period	Net Asset Value(1)		High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2023
Fourth Quarter (Through November 6, 2023)	$	*	$9.67	$9.21	*	*	*
Third Quarter		$14.06	$10.37	$7.65	-26.3%	-45.6%	0.63	(6)
Second Quarter		$14.49	$9.19	$7.82	-36.3%	-45.8%	-
First Quarter		$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter		$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter		$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter		$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)		$13.61	$14.41	$12.57	5.9%	-7.6%	-

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
(6) Consists of a quarterly dividend and a special dividend.
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

Holders

As of November 6, 2023, there were approximately 2 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$ 0.23	$ 1,429,374
August 10, 2023	Special	September 15, 2023	September 29, 2023	$ 0.40	$ 2,485,869

Dividend Reinvestment Plan

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our stockholders. As a result, if we declare a dividend, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. Stockholders who receive distributions in the form of shares of our common stock generally are subject to the same U.S. federal income tax consequences as are stockholders who elect to receive their distributions in cash.

During the three and nine months ended September 30, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21

During the three and nine months ended September 30, 2022, the Company issued no new shares of common stock under the DRIP.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and nine months ended September 30, 2023 or the fiscal year ended December 31, 2022.

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

SILVER SPIKE INVESTMENT CORP.
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

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under any credit facility, our net investment income (loss) will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income (loss). As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income (loss).

As of September 30, 2023, 85.3% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 14.7% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations for the nine months ended September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,523	$-	$1,523
Up 200 basis points	1,015	-	1,015
Up 100 basis points	508	-	508
Down 100 basis points	(508)	-	(508)
Down 200 basis points	(972)	-	(972)
Down 300 basis points	(1,246)	-	(1,246)

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in “Item 1A. Risk Factors” in our transition report on Form 10-K for the transition period from April 1, 2022 to December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On September 29, 2023, pursuant to its dividend reinvestment plan, the Company issued 33 shares of its common stock, at a price of $9.74 per share, to stockholders of record as of September 15, 2023 that did not opt out of the Company’s dividend reinvestment plan in order to satisfy the reinvestment portion of the Company’s dividends. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Financial Statements – Note 7. Common Stock – Dividend Reinvestment Plan” for more information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SILVER SPIKE INVESTMENT CORP.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2023.

SILVER SPIKE INVESTMENT CORP.

By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Umesh Mahajan
Umesh Mahajan
Chief Financial Officer (Principal Financial and Accounting Officer)