Form 10-K
period 2023-12-31
Silver Spike Investment Corp.
filed 2024-03-28
CIK 1843162

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

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

As of June 30, 2023, the aggregate market value of the common stock ($0.01 par value per share) of the registrant held by non-affiliates of the registrant was approximately $14,022,851, based on the closing sale price on the Nasdaq Global Market on that date of $8.18 per share.

As of March 27, 2024, the registrant had 6,214,941 shares of common stock ($0.01 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

SILVER SPIKE INVESTMENT CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING
STATEMENTS

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Silver Spike Capital, LLC (“SSC”) to attract and retain highly talented professionals;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and the timing of our investments in our initial portfolio;

•	changes in regulation impacting the cannabis industry;

•	the adequacy of our cash resources and working capital;

•	the current and future effects of the COVID-19 pandemic on us and our portfolio companies;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•
the Loan Portfolio Acquisition (as defined below), the likelihood the Loan Portfolio Acquisition is completed, and the anticipated timing of its completion. See “Note 13 – Subsequent Events” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

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

•
risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, the Russia-Ukraine war, or the Israel-Hamas war and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•	the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

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

On February 18, 2024, we entered into a definitive Purchase Agreement (the “Loan Portfolio Acquisition Agreement”) with Chicago Atlantic Loan Portfolio, LLC (“CALP”), pursuant to which we would purchase all or substantially all of the portfolio investments held by CALP (the “Loan Portfolio”) in exchange for newly issued shares of our common stock with a net asset value equal to the value of the Loan Portfolio, each determined shortly before closing (the “Loan Portfolio Consideration”), subject to certain customary closing conditions (the “Loan Portfolio Acquisition”). Our Board of Directors, including all our independent directors, upon the recommendation of a special committee composed solely of our independent directors (the “Special Committee”), has approved the Loan Portfolio Acquisition Agreement and the transactions contemplated thereby.  Our current officers would continue to be a part of our management team following the Loan Portfolio Acquisition. Assuming satisfaction of the conditions to the transaction, the Loan Portfolio Acquisition is expected to close in mid-2024. See “Note 13 – Subsequent Events” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

On February 20, 2024, SSC, our investment adviser, announced that it entered into a definitive agreement with Chicago Atlantic BDC Holdings, LLC (together with its affiliates, “Chicago Atlantic”), the investment adviser of CALP, pursuant to which a joint venture between Chicago Atlantic and SSC would be created to combine and jointly operate SSC’s, and a portion of Chicago Atlantic’s, investment management businesses, subject to certain customary closing conditions (the “Joint Venture”). The Joint Venture would cause the automatic termination of our existing investment advisory agreement with SSC. As a result, our Board of Directors unanimously approved, upon the recommendation of the Special Committee, a new investment advisory agreement with SSC to take effect upon closing of the Joint Venture, subject to Company stockholder approval. The new investment advisory agreement is identical, in all material respects, to the current investment advisory agreement. Upon the effectiveness of the new investment advisory agreement, the Company would be renamed Chicago Atlantic BDC, Inc. and SSC would be renamed Chicago Atlantic BDC Advisers, LLC.

On February 20, 2024, we announced that our Board of Directors unanimously approved an expansion of our investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet our investment criteria. The investment strategy change is expected to become effective on or about April 22, 2024.

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

The loans in which we tend to invest typically pay interest at rates which are determined periodically on the basis of PRIME plus a premium. The loans in which we have invested and expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are not rated or rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $422 million of potential investments in varying stages of underwriting.

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
As of December 31, 2023, the Adviser also managed Silver Spike Sponsor II, LLC, which was the sponsor of Silver Spike Acquisition Corp. II. Silver Spike Acquisition Corp. II was a special purpose acquisition company that had delisted and dissolved as of December 31, 2023 and had not consummated a business combination.

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

Cannabis Market Overview

The cannabis industry has experienced significant growth over the last several years. Canada legalized cannabis for adult use in 2018, and thirty-nine states and several territories, have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes.. The cannabis industry is still in the early stages of its development and should continue to achieve significant growth both domestically and internationally over the coming years. 2023 estimated U.S. state-legal cannabis retail sales reached $31.6 billion, up 12.9% year-over-year and is expected to reach approximately $67.5 billion by 2030.1 We believe continued legalization of cannabis and the normalization of cannabis and its many uses - therapeutic, recreational and general health and wellness, are creating an attractive opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry.

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

Historically, cannabis firms have funded operations with equity, but as the industry matures and companies become more sensitive to equity dilution, we expect demand for credit-based solutions to increase. Market turbulence also added to the significant decrease in both debt and equity capital markets activity in 2022 and 2023.

The cannabis industry entered 2023 with a muted optimism from a partial or full federal reform perspective, but these hopes, once again, started to fade over the first few months of the year as progress seemed to stall among congressional leaders. These lowered expectations of federal reform reversed over the summer of 2023 when the US Department of Health and Human Services submitted an analysis to the Drug Enforcement Agency recommending that cannabis be rescheduled as a Schedule III controlled substance (from Schedule I – the most strict). This renewed investor optimism in the cannabis industry since a rescheduling of cannabis to Schedule III is expected to relieve companies from the 280E tax burden and improve after-tax cash flows.

Public and Private Cannabis Capital Raises in the United States:

Year	Equity	Debt
2019	$4.3bn	$1.1bn
2020	$1.4bn	$1.3bn
2021	$5.1bn	$3.8bn
2022	$1.3bn	$2.0bn
2023	$0.4bn	$0.6bn
Source: Viridian Cannibis Deal Tracker

1 See equio.newfrontierdata.com/cannabis-dashboard/map/cannabis-market (last visited March 4, 2024).

Public and Private Cannabis Mergers and Acquisitions in the United States:

Year	Deals
2019	164
2020	51
2021	220
2022	109
2023	67
Source: Viridian Cannabis Deal Tracker

We expect overall capital markets activity to remain muted until the Drug Enforcement Agency issues a recommendation on rescheduling cannabis, which the market expects to happen before the upcoming presidential election.  Regardless of the outcome, we continue to expect demand for credit-based solutions to increase compared to last year, as companies continue to prefer less dilutive forms of growth capital. The lack of competition and financing options for cannabis businesses is as stark as we have seen in recent years and has created an opportune environment for us to make attractive growth capital investments from an advantageous position – the ability to drive terms and enhance structural protections while capturing above average risk-adjusted returns.

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

Direct origination networks that benefit from relationships with entrepreneurs, business brokers and private equity firms. Our Adviser seeks to be the first contact for professionals focused on raising capital for businesses in the cannabis industry. Given the history of our Adviser’s management team and advisory board as investors in the industry, they have established relationships with the major investment banks and business brokers in the industry. Our Adviser also focuses on sourcing investment opportunities from private equity and venture capital firms that have been active in the industry. Given our Adviser’s reputation in the industry, it also receives referrals directly from executive officers of businesses in the cannabis industry.

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

When a new investment opportunity is identified, a member of our investment team typically speaks with the prospective portfolio company to gather information about the business and its financing and capital needs. If, following this call, we see an opportunity as a potential fit with our investment strategy and criteria, we ask the prospective portfolio company to submit an information package, which includes detailed information regarding the portfolio company’s products or services, capitalization, customers, historical financial performance, and forward-looking financial projections.

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

Human Capital
We do not have any employees. The day-to-day management of our investment portfolio is primarily the responsibility of our Adviser and its Investment Committee, which currently consists of Scott Gordon, our Chief Executive Officer and our Adviser’s Partner and Chief Executive Officer, Umesh Mahajan, our Chief Financial Officer and our Adviser’s Partner and Co-Head of Credit, William Healy, our Adviser’s Partner and Head of Capital Formation, Dino Colonna, CFA, our Adviser’s Partner and Co-Head of Credit and Derek Jeong, our Adviser's Director. See “—Investment Advisory Agreement.”

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

•
Umesh Mahajan. Mr. Mahajan, our Chief Financial Officer and our Adviser’s Partner and Co-Head of Credit, is primarily responsible for the day-to-day management of our investment portfolio. Prior to joining the Adviser, Mr. Mahajan was a Managing Director for four years at Ascribe Capital, a credit fund focused on value investing in middle market companies.  From September 2003 to August 2016, Mr. Mahajan worked at Merrill Lynch and Bank of America in various roles in their Global Markets and Investment Banking divisions in New York.  He specialized in credit and special situation investing as a Managing Director in the Global Credit and Special Situations group at Bank of America Securities and as a Vice President in the Principal Credit Group at Merrill Lynch.  Mr. Mahajan also worked in Merrill Lynch’s energy and power investment banking group for two years.  From 1994 to 2001, Mr. Mahajan worked in J.P. Morgan’s investment banking team in Asia.  Mr. Mahajan holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology, Bombay and an MBA from The Wharton School of the University of Pennsylvania where he graduated as a Palmer Scholar. Mr. Mahajan also holds a Certificate in ESG Investing from the CFA Institute.

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

Board of Directors’ Approval of the Investment Advisory Agreement

On July 12, 2023, our Board of Directors, including a majority of the directors who were not “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Company, approved the Investment Advisory Agreement for an additional one-year period. In its consideration of the approval of the Investment Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from its initial approval, and from year-to-year thereafter, if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On July 12, 2023, our Board of Directors, including a majority of the directors who were not interested persons, approved the Administration Agreement for an additional one-year period.  The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of our outstanding voting securities, or by the vote of the Board of Directors, or by SSC.

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

Material Conflicts of Interest

Our executive officers and directors, and certain members of SSC, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, SSC and its affiliates manage private investment funds, and may also manage other funds in the future that have investment mandates that are similar, in whole or in part, to our investment mandate. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of SSC may face conflicts of interest in the allocation of investment opportunities to us and such other funds. This conflict of interest could be amplified if our investment advisory fees are lower than those of such other funds.

In order to address potential conflicts of interest, SSC and its affiliates have adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds and other accounts managed by SSC and its affiliates. To the extent an investment opportunity is appropriate for either or both of us and/or any other investment fund or other account managed by SSC or its affiliates, and co-investment is not possible, SSC and its affiliates will adhere to their investment allocation policy in order to determine to which account to allocate the opportunity.

The 1940 Act prohibits us from making certain co-investments with affiliates unless we receive an order from the SEC permitting us to do so. As such, we were substantially limited in our ability to co-invest with affiliates until we obtained a co-investment exemptive order from the SEC on January 9, 2023. The exemptive relief permits us to participate in co-investment transactions, subject to the conditions of the relief granted by the SEC, with certain affiliates in a manner consistent with our investment objectives and strategies.

If we are unable to rely on the exemptive relief for a particular opportunity, such opportunity will be allocated in accordance with the investment allocation policy. Although SSC and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed by SSC or its affiliates.

The investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by SSC or its affiliates. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund or other account, which may vary based on asset class and liquidity, among other factors, will generally be offered to us and such other eligible accounts, as determined by SSC and its affiliates. If there is a sufficient amount of securities to satisfy all participants, each order will be fulfilled as placed. If there is an insufficient amount of securities to satisfy all participants, the securities will generally be allocated pro rata based on each participant’s order size or available capital.

In accordance with the investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other accounts managed by SSC and its affiliates. SSC and its affiliates seek to treat all clients fairly and equitably in a manner consistent with their fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

We have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

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

•
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

•	Sales of shares of our common stock after the completion of the Loan Portfolio Acquisition may cause the market price of our common stock to decline.

•	Our stockholders will experience a reduction in percentage ownership and voting power in the Company as a result of the Loan Portfolio Acquisition.

•	We may be unable to realize the benefits anticipated by the Loan Portfolio Acquisition, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

•
The opinion delivered to the Special Committee from its financial advisor will not reflect changes in circumstances between signing the Loan Portfolio Acquisition Agreement and completion of the Loan Portfolio Acquisition.

•	If the Loan Portfolio Acquisition does not close, we will not benefit from the expenses incurred in its pursuit.

•	The termination of the Loan Portfolio Acquisition Agreement could negatively impact the Company.

•	Under certain circumstances, we are obligated to pay CALP a termination fee upon termination of the Loan Portfolio Acquisition Agreement.

•	The Loan Portfolio Acquisition Agreement limits our ability to pursue alternatives to the Loan Portfolio Acquisition.

•
The Loan Portfolio Acquisition is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Loan Portfolio Acquisition not being completed, which may result in material adverse consequences to our business and operations.

•	We will be subject to operational uncertainties and contractual restrictions while the Loan Portfolio Acquisition is pending.

•	We may waive one or more conditions to the Loan Portfolio Acquisition.

•	The market price of our common stock after the Loan Portfolio Acquisition may be affected by factors different from those affecting our common stock currently.

•	The Loan Portfolio may include instruments that result in income recognition before or without corresponding cash receipt.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflicts in Israel and Ukraine), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The United Kingdom’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. On December 24, 2020, a trade agreement was concluded between the EU and the United Kingdom (the “TCA”), which applied provisionally after the end of the transition period ending on December 31, 2020 and which formally took effect on May 1, 2021 and now governs the relationship between the United Kingdom and the EU. There remains uncertainty as to the scope, nature and terms of the relationship between the United Kingdom and the EU and the effect and implications of the TCA, and the actual and potential consequences of Brexit. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high-yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. In addition, the current conflicts between Russia and Ukraine and between Israel and Hamas, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the value of our common shares and/or debt securities to decline. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the performance of our investments, our operations, and our ability to achieve our investment objectives.

In response to the Russian invasion of Ukraine, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence.

Although we have no direct exposure to Russia, Ukraine or Israel, the broader consequences of the conflicts may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine and the war between Israel and Hamas are uncertain and evolving as of the filing date of this annual report on Form 10-K, and their full impact on our portfolio companies after the date hereof is unknown.

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

In addition, the participation of the investment professionals in the valuation process, and the indirect pecuniary interest of Scott Gordon, our Chief Executive Officer and an interested member of our Board of Directors, Umesh Mahajan, our Chief Financial Officer, William Healy and Dino Colonna in the Adviser could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the Incentive Fees on Capital Gains payable to the Adviser will be based, in part, on unrealized losses.

The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio companies’ ability to access deposits or borrow from financial institutions on favorable terms. In the event a portfolio company, or potential portfolio company, has a commercial relationship with a bank that has failed or is otherwise distressed, such portfolio company may experience delays or other issues in meeting certain obligations or consummating transactions. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber incidents or other data security breaches.

These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our investment adviser’s employees expect to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships and reputations causing our business and results of operations to suffer. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. Our Adviser has implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant and increasing complex laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our executive officers and directors, and certain members of SSC, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, SSC and its affiliates manage private investment funds, and may also manage other funds in the future that have investment mandates that are similar, in whole or in part, to our investment mandate. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of SSC may face conflicts of interest in the allocation of investment opportunities to us and such other funds. This conflict of interest could be amplified if our investment advisory fees are lower than those of such other funds.

In order to address potential conflicts of interest, SSC and its affiliates have adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds and other accounts managed by SSC and its affiliates. To the extent an investment opportunity is appropriate for either or both of us and/or any other investment fund or other account managed by SSC or its affiliates, and co-investment is not possible, SSC and its affiliates will adhere to their investment allocation policy in order to determine to which account to allocate the opportunity.

The 1940 Act prohibits us from making certain co-investments with affiliates unless we receive an order from the SEC permitting us to do so. As such, we were substantially limited in our ability to co-invest with affiliates until we obtained a co-investment exemptive order from the SEC on January 9, 2023. The exemptive relief permits us to participate in co-investment transactions, subject to the conditions of the relief granted by the SEC, with certain affiliates in a manner consistent with our investment objectives and strategies.

If we are unable to rely on the exemptive relief for a particular opportunity, such opportunity will be allocated in accordance with the investment allocation policy. Although SSC and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed by SSC or its affiliates.

The investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by SSC or its affiliates. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund or other account, which may vary based on asset class and liquidity, among other factors, will generally be offered to us and such other eligible accounts, as determined by SSC and its affiliates. If there is a sufficient amount of securities to satisfy all participants, each order will be fulfilled as placed. If there is an insufficient amount of securities to satisfy all participants, the securities will generally be allocated pro rata based on each participant’s order size or available capital.

In accordance with the investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other accounts managed by SSC and its affiliates. SSC and its affiliates seek to treat all clients fairly and equitably in a manner consistent with their fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

We have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

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

Legal status of cannabis, other than hemp

Thirty-eight states and several territories have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Twenty-four of those states and several territories have also legalized cannabis for adults for non-medical purposes (sometimes referred to as recreational use).

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

Risks Relating to the Loan Portfolio Acquisition

Sales of shares of our common stock after the completion of the Loan Portfolio Acquisition may cause the market price of our common stock to decline.

Based on the net asset value per share of our common stock on December 31, 2023, net of estimated expenses related to the Loan Portfolio Acquisition, and the value of the Loan Portfolio on January 1, 2024, we would issue approximately 9.9 million shares of our common stock pursuant to the Loan Portfolio Acquisition Agreement. CALP may decide not to hold the shares of our common stock that it will receive pursuant to the Loan Portfolio Acquisition Agreement. In addition, our current stockholders may decide not to hold their shares of our common stock after completion of the Loan Portfolio Acquisition. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the completion of the Loan Portfolio Acquisition.

Our stockholders will experience a reduction in percentage ownership and voting power in the Company as a result of the Loan Portfolio Acquisition.

Our stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in the Company relative to their respective ownership interests in the Company prior to the Loan Portfolio Acquisition. Consequently, our stockholders should expect to exercise less influence over our management and policies following the Loan Portfolio Acquisition than they currently exercise over our management and policies.

If the Loan Portfolio Acquisition is consummated, based on the number of shares of our common stock issued and outstanding as of December 31, 2023, the net asset value per share of our common stock as of December 31, 2023, net of estimated expenses related to the Loan Portfolio Acquisition, and the value of the Loan Portfolio as of January 1, 2024, at the closing of the Loan Portfolio Acquisition, it is expected that our current stockholders will own approximately 38.4% of our outstanding common stock and CALP will own approximately 61.6% of our outstanding common stock.

In addition, both prior to and after completion of the Loan Portfolio Acquisition, subject to certain restrictions in the Loan Portfolio Acquisition Agreement and stockholder approval, we may issue additional shares of our common stock, all of which would further reduce the percentage ownership of the Company held by CALP and our current stockholders.

We may be unable to realize the benefits anticipated by the Loan Portfolio Acquisition, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Loan Portfolio Acquisition will depend in part on the integration of the Loan Portfolio with our investment portfolio. There can be no assurance that the Loan Portfolio can be integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from our day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of the Loan Portfolio to perform as expected, could have a material adverse effect on our financial results.

We also expect to achieve certain cost savings from the Loan Portfolio Acquisition following the Loan Portfolio Acquisition. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the portfolios of the Company and CALP in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine the Loan Portfolio with our investment portfolio, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The opinion delivered to the Special Committee from its financial advisor will not reflect changes in circumstances between signing the Loan Portfolio Acquisition Agreement and completion of the Loan Portfolio Acquisition.

The Special Committee has not obtained an updated opinion as of the date of this annual report on Form 10-K from its financial advisor and does not anticipate obtaining an updated opinion prior to the closing of the Loan Portfolio Acquisition. Changes in our operations and prospects, general market and economic conditions and other factors that may be beyond our control, and on which the opinion of the Special Committee’s financial advisor was based, may significantly alter the value of the Loan Portfolio or the price of shares of our common stock by the time the Loan Portfolio Acquisition is completed. The opinion does not speak as of the time the Loan Portfolio Acquisition will be completed or as of any date other than the date of such opinion. Because the Special Committee does not currently anticipate asking its financial advisor to update its opinion, the opinion will not address the fairness of the Loan Portfolio Consideration from a financial point of view at the time the Loan Portfolio Acquisition is completed.

If the Loan Portfolio Acquisition does not close, we will not benefit from the expenses incurred in its pursuit.

The Loan Portfolio Acquisition may not be completed. If the Loan Portfolio Acquisition is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Loan Portfolio Acquisition, much of which will be incurred even if the Loan Portfolio Acquisition is not completed.

The termination of the Loan Portfolio Acquisition Agreement could negatively impact the Company.

If the Loan Portfolio Acquisition Agreement is terminated, there may be various consequences, including:

•
Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Loan Portfolio Acquisition, without realizing any of the anticipated benefits of completing the Loan Portfolio Acquisition;

•	the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Loan Portfolio Acquisition will be completed; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we are obligated to pay CALP a termination fee upon termination of the Loan Portfolio Acquisition Agreement.

No assurance can be given that the Loan Portfolio Acquisition will be completed. The Loan Portfolio Acquisition Agreement provides for the payment, subject to applicable law, by us of a termination fee of $6,046,613 to CALP if the Loan Portfolio Acquisition Agreement is terminated by us or CALP under certain circumstances, including if (i) subject to complying with certain requirements, we terminate the Loan Portfolio Acquisition Agreement prior to receipt of stockholder approval of the Loan Portfolio Acquisition in order for the Company to enter into a definitive agreement with respect to a superior proposal, (ii) CALP terminates the Loan Portfolio Acquisition Agreement if, prior to receipt of stockholder approval of the Loan Portfolio Acquisition, our Board of Directors changes its recommendation to the stockholders, or (iii) the Loan Portfolio Acquisition Agreement is terminated by either us or CALP, subject to certain requirements, and prior to such termination a competing proposal has been made public (or was otherwise known to our Board of Directors) and was not withdrawn prior to such termination, and a competing proposal is consummated or we enter into a definitive agreement with respect to a competing proposal within twelve months after such termination. Our Board of Directors has approved the amount of the termination fee which may be paid.

The Loan Portfolio Acquisition Agreement limits our ability to pursue alternatives to the Loan Portfolio Acquisition.

The Loan Portfolio Acquisition Agreement includes restrictions on our ability to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions, which could have the effect of discouraging such proposals from being made or pursued.

The Loan Portfolio Acquisition is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Loan Portfolio Acquisition not being completed, which may result in material adverse consequences to our business and operations.

The Loan Portfolio Acquisition is subject to closing conditions, including certain approvals of our stockholders that, if not satisfied, will prevent the Loan Portfolio Acquisition from being completed. The closing condition that our stockholders approve the issuance of shares of our common stock to be issued in connection with the Loan Portfolio Acquisition may not be waived and must be satisfied for the Loan Portfolio Acquisition to be completed. We currently expect that SSC and all of our directors and executive officers will vote their shares of our common stock in favor of the issuance of shares of our common stock in connection with the Loan Portfolio Acquisition. If our stockholders do not approve the issuance of shares of our common stock in connection with the Loan Portfolio Acquisition and the Loan Portfolio Acquisition is not completed, the resulting failure of the Loan Portfolio Acquisition could have a material adverse impact on our business and operations. In addition to the required approval of our stockholders, the Loan Portfolio Acquisition is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

We will be subject to operational uncertainties and contractual restrictions while the Loan Portfolio Acquisition is pending.

Uncertainty about the effect of the Loan Portfolio Acquisition may have an adverse effect on us both prior to and after completion of the Loan Portfolio Acquisition. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Loan Portfolio Acquisition Agreement restricts us from taking actions that we might otherwise consider to be in our best interest. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Loan Portfolio Acquisition.

We may waive one or more conditions to the Loan Portfolio Acquisition.

Certain conditions to our obligation to complete the Loan Portfolio Acquisition may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and CALP.

The market price of our common stock after the Loan Portfolio Acquisition may be affected by factors different from those affecting our common stock currently.

The results of our operations after the Loan Portfolio Acquisition and the market price of our common stock after the Loan Portfolio Acquisition may be affected by factors different from those currently affecting the results of our operations. These factors include:

•	a larger stockholder base; and

•	a different portfolio composition.

Accordingly, our historical trading prices and financial results may not be indicative of these matters for the Company following the Loan Portfolio Acquisition.

The Loan Portfolio may include instruments that result in income recognition before or without corresponding cash receipt.

Certain investments in the Loan Portfolio may be considered “original issue discount” or “payment-in-kind” instruments, and the accretion of original issue discount or payment-in-kind interest income may constitute a portion of the income derived from the Loan Portfolio. Additionally, certain investments comprising the Loan Portfolio may be treated as having “market discount” for U.S. federal income tax purposes. We may elect to amortize market discount and include such amounts in our taxable income in the current tax year instead of upon disposition.

Following the Loan Portfolio Acquisition, we may be required to recognize income in respect of these investments before or without receiving cash representing such income and, accordingly, may have difficulty satisfying the annual distribution requirements applicable to RICs and avoiding the entity-level U.S. federal income and/or excise taxes. This may require us to sell assets to raise cash, and we may realize gain or loss on such liquidations; in the event that we realize net capital gains from such liquidating transactions, our shareholders may receive larger capital gain distributions than they would in the absence of such transactions.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Program Overview

As part of our overall risk management processes and procedures, we have instituted a cybersecurity program designed to identify, assess, and manage material risks from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely.  Through our cybersecurity program, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, as needed. We also depend on and engage various third parties, including suppliers, vendors, and service providers in connection with our operations. Our risk management, legal, and compliance personnel identify and oversee material risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. Our Board receives periodic updates from our Chief Compliance Officer regarding the overall state of our cybersecurity program, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents.

Management’s Role in Cybersecurity Risk Management

Our management team, including our Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats.  Members of our management team possess relevant expertise in various disciplines that are key to effectively managing such risks, such as operations management, information technology management, oversight of third-party service providers and managing relationships with outside cybersecurity experts. Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On March 22, 2024, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.80 per share, which represented a discount of approximately 28.8% to our net asset value per share of $13.77 as of December 31, 2023.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2024
First Quarter (Through March 22, 2024)	*	$10.28	$7.65	*	*	0.25	(6)
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	0.70	(7)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	0.63	(7)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%	-
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the end of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	On November 8, 2022, our Board of Directors approved a change to our fiscal year end from March 31 to December 31.
(5)	Shares of our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the trading symbol “SSIC.”
(6)	The dividend is payable on March 28, 2024 to stockholders of record on March 20, 2024.
(7)	Consists of a quarterly dividend and a special dividend.

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

Holders

As of March 22, 2024, there were approximately 3 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617

Dividend Reinvestment Plan

We have adopted an “opt out” dividend reinvestment plan (the “DRIP”) for our stockholders. As a result, if we declare a dividend, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. Stockholders who receive distributions in the form of shares of our common stock generally are subject to the same U.S. federal income tax consequences as are stockholders who elect to receive their distributions in cash.

During the year ended December 31, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	84
November 9, 2023	Special	December 20, 2023	December 29, 2023	152

During the year ended December 31, 2022, the Company issued no new shares of common stock under the DRIP.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended December 31, 2023 or December 31, 2022.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we issued 269 shares of common stock for a total of approximately $2,318 under the DRIP. These issuances were not subject to the registration requirements of the Securities Act. During the year ended December 31, 2022, we issued no new shares of common stock under the DRIP.

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

The following discussion and analysis or our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this annual report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors.” Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” Refer to Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year December 31, 2022 compared to the fiscal year ended March 31, 2022.

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $422 million of potential investments in varying stages of underwriting.

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

Portfolio Composition and Investment Activity

Portfolio Composition
As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $54.1 million and was comprised of approximately $46.0 million in first lien, senior secured loans, and approximately $8.1 million in senior secured notes across five portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $50.3 million and was comprised of approximately $40.7 million in first lien, senior secured loans, and approximately $9.6 million in senior secured notes across five portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments are shown in the following tables as of December 31, 2023 and December 31, 2022.

	December 31, 2023
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	84.9%	85.0%
Senior Secured Notes	15.1	15.0
Total	100.0%	100.0%

	December 31, 2022
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	80.9%	80.9%
Senior Secured Notes	19.1	19.1
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of December 31, 2023 and December 31, 2022. The geographic composition is determined by the location of the headquarters of the portfolio company.

	December 31, 2023
Geographic Region	Amortized Cost	Fair Value
West	46.5%	46.4%
Midwest	46.0	46.0
Northeast	7.5	7.6
Total	100.0%	100.0%

	December 31, 2022

Geographic Region	Amortized Cost	Fair Value
Midwest	48.4%	48.5%
West	40.5	40.3
Northeast	7.6	7.7
Southeast	3.5	3.5
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of December 31, 2023 and December 31, 2022.

	December 31, 2023
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

As of December 31, 2023 and December 31, 2022, we had two portfolio companies that represented 77.0% and 80.9%, respectively, of the fair values of our portfolio. As of December 31, 2023 and December 31, 2022, our largest portfolio company represented 38.7% and 40.64%, respectively, of the total fair values of our investments in portfolio companies.

Investment Activity

During the year ended December 31, 2023, we made an aggregate of approximately $8.4 million of investments in two portfolio companies, excluding fees and discounts. During the year ended December 31, 2023, there were $6.2 million repayments received or sales of investments. During the nine months ended December 31, 2022, we made an aggregate of approximately $50.4 million of investments in five portfolio companies, excluding fees and discounts. During the nine months ended December 31, 2022, there were no repayments received or sales of investments.

The following table provides a summary of the changes in the investment portfolio for the year ended December 31, 2023 and the nine months ended December 31, 2022:

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
Beginning Portfolio, at fair value	$50,254,550	$-
Purchases	8,442,000	50,362,500
Accretion of discount and fees (amortization of premium), net	810,554	165,398
PIK interest	115,725	-
Proceeds from sales of investments and principal repayments	(6,214,093)	-
Net realized gain/(loss) on investments	(210,767)	-
Net change in unrealized appreciation/(depreciation) on investments	922,031	(273,348)
Ending Portfolio, at fair value	$54,120,000	$50,254,550

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of December 31, 2023 and December 31, 2022:

December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	54,120,000	100.00
3	-	-
4	-	-
5	-	-
Total	$54,120,000	100.00%

December 31, 2022
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	50,254,550	100.00
3	-	-
4	-	-
5	-	-
Total	$50,254,550	100.00%

Debt Investments on Non-Accrual Status

As of December 31, 2023 and December 31, 2022, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The Company was formed January 25, 2021, the effective date of our registration statement was February 3, 2022, and our investment activity commenced on May 26, 2022. During the year ended March 31, 2022, the primary activities of the Company were offering and organizational in nature. See the Company's annual report on Form 10-K for the fiscal year ended March 31, 2022 for details. Therefore, the following discussion and analysis of our results of operations encompasses our results for the year ended December 31, 2023 and the nine months ended December 31, 2022.

Investment Income

The following table sets forth the components of investment income for the year ended December 31, 2023 and the nine months ended December 31, 2022.

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
Stated interest income	$10,810,370	$3,461,394
Accretion of discount and fees (amortization of premium), net	810,554	165,398
Payment in-kind interest	115,725	-
Total interest income	11,736,649	3,626,792
Other fee income	196,251	410,000
Total investment income	$11,932,900	$4,036,792

We generate revenues primarily in the form of investment income from the investments we hold, generally in the form of interest income from our debt securities. We also generate revenues in the form of investment income from the cash we hold, generally in the form of interest income from our investment in a money market fund. Stated interest income represents interest income recognized as earned in accordance with the contractual terms of the loan agreement. Stated interest income from original issue discount (“OID”) and market discount represent the accretion into interest income over the term of the loan as a yield enhancement. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

The Company also recognizes certain fees as one-time fee income, including but not limited to, structuring fees.

For the year ended December 31, 2023, total investment income was approximately $11.9 million, which is attributable to $0.2 million of fee income related to structuring fees and $11.7 million of interest income. For the nine months ended December 31, 2022, total investment income was approximately $4.0 million, which is attributable to $0.4 million of fee income related to structuring fees and $3.6 million of interest income.

The increase in investment income during the twelve months ended December 31, 2023 in comparison to the nine months ended December 31, 2022 is due to the increase in interest income driven by the increase of debt investments and timing. For the twelve months ended December 31, 2023, there was approximately $8.1 million of additional interest income compared to the nine months ended December 31, 2022. Of the $8.1 million increase in interest income, approximately $0.6 million is due to a one-time prepayment premium, approximately $1.3 million is due to the increase in debt investments, approximately $1.7 million is due to floating rate securities earning interest at higher rates than the previous year, and approximately $4.5 million is due to timing. The $4.5 million timing increase is due to two factors. First, approximately $2.7 million of the timing increase is attributable to investments made in 2022 being fully deployed and earning interest during the twelve months ended December 31, 2023. For the nine months ended December 31, 2022, these investments were not fully deployed or earning interest during the entire nine month period. Had these investments been made as of April 1, 2022, the nine months ended December 31, 2022 would have generated an additional $2.7 million in interest income. Second, approximately $1.8 million of the timing increase is due to the additional three months of interest earned in the full fiscal year ended December 31, 2023, as compared to the nine months ended December 31, 2022.

Operating Expenses

Our operating expenses are comprised primarily of professional fees for legal, administration, audit and directors, and our management fees.

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022	$ Change	% Change
Total operating expenses	$5,304,056	$1,839,805	$3,464,251	188%

The increase in operating expenses is primarily due to the timing of deployment of capital, fees paid to the Adviser, and transaction expenses incurred in 2023 relating to the Loan Portfolio Acquisition. See “Note 13 –Subsequent Events” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

Net Investment Income

Net investment income was approximately $6.6 million for the year ended December 31, 2023, as compared to approximately $2.2 million for the nine months ended December 31, 2022. The fluctuation in net investment income is attributable to the Company's increase in debt investments and ramping up of operations. The Company saw a net increase of $3.0 million in the amortized cost of its investment portfolio from December 31, 2022 to December 31, 2023.  Furthermore, $25.9 million of $50.4 million investments purchased during the nine months ended December 31, 2022 were made in the last three months of the period. Consequently, the majority of the recurring interest income from these investments was not received until the end of the nine month period ended December 31, 2022. Additionally, the increase in operating expenses for the year ended December 31, 2023 of $3.5 million reflects the Company’s transition to a full year of scaled operations, as operating expenses for the nine months ended December 31, 2022 only captured a partial fiscal year of the Company’s operations during its scale-up phase.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There was $210,767 net realized loss from the sale of an investment during the year ended December 31, 2023. There were no net realized gains (losses) from the sales, repayments, or exits of investments during the nine months ended December 31, 2022.

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
Total net realized gain (loss)	$(210,767)	$-
Value change from previous year	(210,767)	-
Percentage change from previous year	-	-

Net Change in Unrealized Appreciation (Depreciation) from Investments

Net change in unrealized appreciation (depreciation) from investments primarily reflects the net change in the fair value  as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. We record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.

Net change in unrealized appreciation (depreciation) from investments for the year ended December 31, 2023 and the nine months ended December 31, 2022 is comprised of the following:

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
Gross unrealized appreciation	$995,334	$-
Gross unrealized depreciation	(73,303)	(273,348)
Total net change in unrealized appreciation (depreciation) from investments	$922,031	$(273,348)

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the year ended December 31, 2023 and the nine months ended December 31, 2022:

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
Verano Holdings Corp.	$475,172	$-
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	278,258	(211,281)
Curaleaf Holdings, Inc.	150,678	-
Dreamfields Brands, Inc. (d/b/a Jeeter)	91,226	-
PharmaCann, Inc.	(73,303)	(62,067)
Total net change in unrealized appreciation (depreciation) on investments	$922,031	$(273,348)

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

Our primary use of funds will be investments in portfolio companies, dividend payments to holders of our common stock who opt out of the DRIP, and the payment of operating expenses. As of December 31, 2023 and December 31, 2022, we had cash resources of approximately $32.6 million and $35.1 million and no indebtedness.

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

Dividends may also be distributed in accordance with the DRIP, which provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator.

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

Critical Accounting Estimates

Basis of Presentation

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). The Company follows accounting and reporting guidance as determined by the Financial Accounting Standards Board (“FASB”) Topic 946 Financial Services – Investment Companies.

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in our financial statements. We will continuously evaluate our estimates, including those related to the matters described below. These estimates will be based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For additional information, please refer to “Note 2 – Significant Accounting Policies” in the notes to the financial statements included with this annual report on Form 10-K. Valuation of investments is considered to be our critical accounting policy and estimates. A discussion of our critical accounting estimates follows.

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

All of our investments as of December 31, 2023 and December 31, 2022 are categorized at level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

Assumptions, or unobservable inputs, fluctuate based on both market and company specific factors. Please refer to “Note 4 – Fair Value of Financial Instruments” in the notes to the financial statements included with this annual report on Form 10-K for specific unobservable inputs.

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

Recent Developments

On February 18, 2024, we entered into a definitive Purchase Agreement (the “Loan Portfolio Acquisition Agreement”) with Chicago Atlantic Loan Portfolio, LLC (“CALP”), pursuant to which we would purchase all or substantially all of the portfolio investments held by CALP (the “Loan Portfolio”) in exchange for newly issued shares of our common stock with a net asset value equal to the value of the Loan Portfolio, each determined shortly before closing (the “Loan Portfolio Consideration”), subject to certain customary closing conditions (the “Loan Portfolio Acquisition”). Our Board of Directors, including all our independent directors, upon the recommendation of a special committee composed solely of our independent directors (the “Special Committee”), has approved the Loan Portfolio Acquisition Agreement and the transactions contemplated thereby. Our current officers would continue to be a part of our management team following the Loan Portfolio Acquisition. Assuming satisfaction of the conditions to the transaction, the Loan Portfolio Acquisition is expected to close in mid-2024. See “Note 13 –Subsequent Events” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

On February 20, 2024, SSC announced that it entered into a definitive agreement with Chicago Atlantic BDC Holdings, LLC (together with its affiliates, “Chicago Atlantic”), the investment adviser of CALP, pursuant to which a joint venture between Chicago Atlantic and SSC would be created to combine and jointly operate SSC’s, and a portion of Chicago Atlantic’s, investment management businesses, subject to certain customary closing conditions (the “Joint Venture”). The Joint Venture would cause the automatic termination of our existing investment advisory agreement with SSC. As a result, our Board of Directors unanimously approved, upon the recommendation of the Special Committee, a new investment advisory agreement with SSC to take effect upon closing of the Joint Venture, subject to Company stockholder approval. The new investment advisory agreement is identical, in all material respects, to the current investment advisory agreement. Upon the effectiveness of the new investment advisory agreement, the Company would be renamed Chicago Atlantic BDC, Inc. and SSC would be renamed Chicago Atlantic BDC Advisers, LLC.

On February 20, 2024, we announced that our Board of Directors unanimously approved an expansion of our investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet our investment criteria. The investment strategy change is expected to become effective on or about April 22, 2024.

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

As of December 31, 2022, 79.6% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 20.4% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2023, 84.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 15.9% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations for the year ended December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,390	$-	$1,390
Up 200 basis points	926	-	926
Up 100 basis points	463	-	463
Down 100 basis points	(463)	-	(463)
Down 200 basis points	(883)	-	(883)
Down 300 basis points	(1,146)	-	(1,146)

Based on our Statements of Operations for the nine months ended December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,260	$-	$1,260
Up 200 basis points	840	-	840
Up 100 basis points	420	-	420
Down 100 basis points	(420)	-	(420)
Down 200 basis points	(683)	-	(683)
Down 300 basis points	(893)	-	(893)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Silver Spike Investment Corp.
New York, NY

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Silver Spike Investment Corp. (the “Company”), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022, and the year ended March 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022, and the year ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian and the underlying investees or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

New York, NY

March 27, 2024

Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022*

ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $53,471,317 and $50,527,898, respectively)	$54,120,000	$50,254,550
Cash and cash equivalents	32,611,635	35,125,320
Interest receivable	1,755,360	1,559,081
Prepaid expenses	39,276	32,323
Other assets	50,000	-
Total assets	88,576,271	86,971,274

LIABILITIES
Income-based incentive fees payable	1,511,253	-
Transaction fees payable related to the Loan Portfolio Acquisition	711,264	-
Management fee payable	257,121	170,965
Audit fees payable	123,998	50,000
Directors fees payable	94,760	32,049
Capital gains incentive fees payable	87,583	-
Administrator fees payable	86,463	57,306
Legal fees payable	84,824	42,215
Valuation fees payable	24,675	-
Professional fees payable	17,233	28,744
Other payables	13,822	33,663
Excise tax payable	10,655	80,566
Distributions payable	2	-
Due to affiliate	-	37
Total liabilities	3,023,653	495,545

Commitments and contingencies (Note 6)

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,941 and 6,214,672 shares issued and outstanding, respectively	62,149	62,147
Additional paid-in-capital	85,041,203	84,917,788
Distributable earnings	449,266	1,495,794
Total net assets	$85,552,618	$86,475,729
NET ASSET VALUE PER SHARE	$13.77	$13.91

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

Statements of Operations

	Year Ended December 31, 2023	For the period from April 1, 2022 through December 31, 2022*	Year Ended March 31, 2022
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$11,736,649	$3,626,792	$10,073
Fee income	196,251	410,000	-
Total investment income	11,932,900	4,036,792	10,073

EXPENSES
Income-based incentive fees	1,511,253	-	-
Management fee	1,013,764	336,432	-
Transaction expenses related to the Loan Portfolio Acquisition	711,264	-	-
Audit expense	499,698	210,284	40,000
Legal expenses	343,824	484,412	34,069
Administrator fees	335,253	171,494	47,151
Insurance expense	269,719	228,288	46,488
Director expenses	200,955	99,845	-
Valuation fees	115,985	-	-
Capital gains incentive fees	87,583	-	-
Other expenses	85,953	122,070	6,808
Professional fees	70,150	70,264	34,920
Custodian fees	48,000	36,150	36,000
Excise tax expense	10,655	80,566	-
Organizational expenses	-	-	328,002
Total expenses	5,304,056	1,839,805	573,438

NET INVESTMENT INCOME (LOSS)	6,628,844	2,196,987	(563,365)

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	(210,767)	-	-
Net realized gain (loss) from investments	(210,767)	-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliate investments	922,031	(273,348)	-
Net change in unrealized appreciation (depreciation) from investments	922,031	(273,348)	-
Net realized and unrealized gains (losses)	711,264	(273,348)	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,340,108	$1,923,639	$(563,365)

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$1.07	$0.35	$(0.64)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$1.18	$0.31	$(0.64)
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	6,214,682	6,214,672	877,409

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

Statements of Changes in Net Assets

	Common Stock

	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, March 31, 2021	-	$-	$-	$(159,715)	$(159,715)
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(563,365)	(563,365)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	-	-
Total net increase (decrease) in net assets resulting from operations	-	-	-	(563,365)	(563,365)
Capital transactions
Issuance of common stock, net of offering costs of $1,690,184	6,214,672	62,147	85,213,023	-	85,275,170
Total increase (decrease) in net assets	6,214,672	62,147	85,213,023	(563,365)	84,711,805
Effect of permanent adjustments	-	-	(295,235)	295,235	-
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090

	Common Stock

	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	2,196,987	2,196,987
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(273,348)	(273,348)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,923,639	1,923,639
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	1,923,639	1,923,639
Effect of permanent adjustments	-	-	-	-	-
Balance, December 31, 2022*	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729

	Common Stock

	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	6,628,844	6,628,844
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	922,031	922,031
Total net increase (decrease) in net assets resulting from operations	-	-	-	7,340,108	7,340,108
Distributions to stockholders from:
Investment income-net	-	-	-	(8,265,537)	(8,265,537)
Capital transactions
Issuance of common stock	-	-	-	-	-
Reinvestment of stockholder distributions	269	2	2,316	-	2,318
Total net increase (decrease) in net assets from capital transactions	269	2	2,316	-	2,318
Total increase (decrease) in net assets	269	2	2,316	(925,429)	(923,111)
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

Statements of Cash Flows

	Year Ended December 31, 2023	For the period from April 1, 2022 through December 31, 2022*	Year Ended March 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,340,108	$1,923,639	$(563,365)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	210,767	-	-
Net change in unrealized (appreciation) depreciation from investments	(922,031)	273,348	-
Net (accretion of discounts) and amortization of premiums	(810,554)	(165,398)	-
Purchase of investments	(8,442,000)	(50,362,500)	-
PIK interest capitalized	(115,725)	-	-
Proceeds from sales of investments and principal repayments	6,214,093	-	-
(Increase)/Decrease in operating assets:
Interest receivable	(196,279)	(1,549,867)	(9,215)
Other assets	(50,000)	-	-
Prepaid expenses	(6,953)	224,189	(256,512)
Deferred offering costs	-	-	276,256
Increase/(Decrease) in operating liabilities:
Income-based incentive fees payable	1,511,253	-	-
Management fee payable	86,156	170,965	-
Capital gains incentive fees payable	87,583	-	-
Legal fees payable	42,609	8,232	33,983
Transaction fees payable related to the Loan Portfolio Acquisition	711,264	-	-
Valuation fees payables	24,675	-	-
Administrator fees payable	29,157	10,155	47,151
Audit fees payable	73,998	-	40,000
Director fees payable	62,711	7,679	24,370
Professional fees payable	(11,511)	28,744	-
Other payables	(19,841)	8,305	25,359
Due to affiliate	(37)	(48)	85
Excise tax payable	(69,911)	80,566	-
Offering cost payable	-	(264,581)	(11,675)
Organizational costs payable	-	(34,168)	(115,547)
Net cash provided by (used in) operating activities	5,749,532	(49,640,740)	(509,110)

Cash flows from financing activities
Issuance of common stock, net of offering cost	-	-	85,275,170
Distributions paid	(8,263,217)	-	-
Net cash provided by (used in) financing activities	(8,263,217)	-	85,275,170

Net increase (decrease) in cash and cash equivalents	(2,513,685)	(49,640,740)	84,766,060
Cash and cash equivalents, beginning of period	35,125,320	84,766,060	-
Cash and cash equivalents, end of period	$32,611,635	$35,125,320	$84,766,060

Supplemental and non-cash financing activities
Reinvestment of dividend distributions	$2,318	$-	$-

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

December 31, 2023
Schedule of Investments
 (in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate(4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount(8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	Yes	$4,500	$3,989	$4,140	4.84%
Dreamfields Brands, Inc. (d/b/a Jeeter)	Senior Secured First Lien Term Loan	5/3/2023	5/3/2026	Variable interest rate PRIME(11) + 8.75% (7.5% PRIME Floor)	3	West	No	4,320	4,229	4,320	5.05
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,109	3,974	4.65
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor) “1.0% PIK”	3	West	No	21,065	20,682	20,749	24.25
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	Yes	20,937	20,462	20,937	24.47
								$55,072	53,471	54,120	63.26

Total: Debt Securities -United States (63.26%):									53,471	54,120	63.26

Total: Debt Securities (63.26%):									53,471	54,120	63.26

Total Investment in Securities (63.26%):									$53,471	$54,120	63.26%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$32,612	$32,612	38.12%
Cash equivalents (38.12%):									32,612	32,612	38.12

Total Portfolio Investments and Cash equivalents (101.38%):									$86,083	$86,732	101.38%

(1)	All portfolio companies are located in the United States, as determined by the location of the portfolio company’s headquarters.

(2)	No debt investment is non-income producing as of December 31, 2023.

(3)	Investment date represents the date of initial investment, at which date interest began accruing.

(4)	Interest rate is the fixed or variable rate of the debt investments.

(5)	See Note 2 – Significant Accounting Policies and Note 4 – Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.

(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2023 the aggregate fair value of non-qualifying assets is $25,077 or 29.3% of the Company’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.

(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.

(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.

(11)	As of December 31, 2023 PRIME is 8.50%.

(12)	The annualized seven-day yield as of December 31, 2023 is 5.32%.

See notes to financial statements.

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

See notes to financial statements.

NOTE 1 — ORGANIZATION

Silver Spike Investment Corp. (an emerging growth company) (the “Company”, “we” or “our”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31 and elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

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

On November 8, 2022, the Board of Directors (“Board”) of the Company approved a change in its fiscal year end from March 31 to December 31. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this annual report on Form 10-K are for the year ended December 31, 2023 and the nine months ended December 31, 2022. See Note 12 for additional information.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including the requirements under ASC 946, Financial Services—Investment Companies and Articles 6 and 12 of Regulation S-X.

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions affecting reported amounts of assets and liabilities at the date of the financial statements (i.e., fair value of investments) and the reported amounts of income, expenses, and gains and losses during the reported period. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.

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

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of December 31, 2023 and December 31, 2022, cash and cash equivalents consisted of $32.61 million and $35.13 million, respectively, of which $32.61 million and $35.13 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

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

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2023 and December 31, 2022, there were no loan investments in the portfolio placed on non-accrual status.

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

Interest income earned, excluding accretion of discounts and amortization of premiums, was $10,926,095, $3,461,394 and $10,073 for the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022. As of December 31, 2023 and December 31, 2022, $1,755,360 and $1,559,081, respectively, were recorded as interest receivable.

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

For the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company earned $196,251, $410,000 and $0, respectively, in fee income.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. For the year ended December 31, 2023 and the nine months ended December 31, 2022, the Company accrued excise taxes of $10,655 and $80,566, respectively. As of December 31, 2023 and December 31, 2022, $10,655 and $80,566, respectively, of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of December 31, 2023 and December 31, 2022. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Distributions
Distributions to common stockholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by our Board each quarter and is generally based upon the future taxable income estimated by management. Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders. Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.

Organization Expenses and Offering Costs
Organizational expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

For the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company incurred organizational expenses of $0, $0 and $328,002, respectively. As of December 31, 2023 and December 31, 2022, there were no unpaid organizational expenses.

Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and are included in deferred offering costs on the Statements of Assets and Liabilities. Costs of approximately $1,690,184 were charged to capital upon the completion of the Company’s public offering for the year ended March 31, 2022. For the year ended December 31, 2023 and the period from April 1, 2022 through December 31, 2022, no offering costs were charged to capital. As of December 31, 2023 and December 31, 2022, there were no unpaid offering costs.

Transaction expenses related to the Loan Portfolio Acquisition
Transaction expenses related to the Loan Portfolio Acquisition at December 31, 2023 were $711,264 and consisted exclusively of legal fees incurred related to the Loan Portfolio Acquisition. See “Note 13 – Subsequent Events” for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

For the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $711,264, $0 and $0, respectively. As of December 31, 2023 and December 31, 2022, there were $711,264 and $0 of transaction expenses related to the Loan Portfolio Acquisition payable by the Company.

New Accounting Standards
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not believe that the Company will be materially impacted by the adoption of ASU 2023-07.

NOTE 3 — INVESTMENTS

The Company seeks to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. As of December 31, 2023, 84.9% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 15.1% of the portfolio (based on amortized cost) pays fixed interest. As of December 31, 2022, 80.9% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 19.1% of the portfolio (based on amortized cost) pays fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps. No such equity or derivative instruments were held as of December 31, 2023 or December 31, 2022.

We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

Portfolio Composition
The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following tables summarize the composition of the Company’s portfolio investments by industry at amortized cost and fair value and as a percentage of the total portfolio as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$53,471,317	100.0%	$54,120,000	100.0%
Total	$53,471,317	100.0%	$54,120,000	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$50,527,898	100.0%	$50,254,550	100.0%
Total	$50,527,898	100.0%	$50,254,550	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following tables summarize the composition of the Company’s portfolio investments by geographic region of the United States at amortized cost and fair value and as a percentage of the total portfolio as of December 31, 2023 and December 31, 2022. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	December 31, 2023
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$24,910,798	46.5%	$25,069,000	46.4%
Midwest	24,571,197	46.0	24,911,000	46.0
Northeast	3,989,322	7.5	4,140,000	7.6
Total	$53,471,317	100.0%	$54,120,000	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
Midwest	$24,420,752	48.4%	$24,358,686	48.5%
West	20,479,987	40.5	20,268,705	40.3
Northeast	3,854,475	7.6	3,854,475	7.7
Southeast	1,772,684	3.5	1,772,684	3.5
Total	$50,527,898	100.0%	$50,254,550	100.0%

The following tables summarize the composition of the Company’s portfolio investments by investment type at amortized cost and fair value and as a percentage of the total portfolio as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loans	$45,372,626	84.9%	$46,006,000	85.0%
Senior Secured Notes	8,098,691	15.1	8,114,000	15.0
Total	$53,471,317	100.0%	$54,120,000	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loans	$40,871,914	80.9%	$40,660,633	80.9%
Senior Secured Notes	9,655,984	19.1	9,593,917	19.1
Total	$50,527,898	100.0%	$50,254,550	100.0%

Certain Risk Factors
In the ordinary course of business, the Company manages a variety of risks including market risk, credit risk, liquidity risk, interest rate risk, prepayment risk, risks associated with financial, economic and other global market developments and disruptions, including those arising from war, terrorism, market manipulation, government interventions, defaults and shutdowns, political changes or diplomatic developments, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics) and natural/environmental disasters, which can all negatively impact the securities markets generally. These events can also impair the technology and other operational systems upon which the Company’s service providers rely and could otherwise disrupt the Company’s service providers’ ability to fulfill their obligations to the Company. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of December 31, 2023 and December 31, 2022, the Company’s portfolio investments consisted of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of December 31, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements at December 31, 2023 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$46,006,000	$46,006,000
Senior Secured Notes	-	-	8,114,000	8,114,000
Total	$-	$-	$54,120,000	$54,120,000

	Fair Value Measurements at December 31, 2022 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$40,660,633	$40,660,633
Senior Secured Notes	-	-	9,593,917	9,593,917
Total	$-	$-	$50,254,550	$50,254,550

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2023 and December 31, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over PRIME and Treasuries, respectively, for Senior Secured First Lien Term Loans, as of December 31, 2023 and December 31, 2022.

Investment Type	Fair Value as of December 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loans	$46,006,000	Discounted Cash Flow	Discount Rate	10.4% - 14.0%	12.2%
Senior Secured Notes	8,114,000	Discounted Cash Flow	Discount Rate	7.4% - 13.7%	10.5%
Total	$54,120,000

Investment Type	Fair Value as of December 31, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)

Senior Secured First Lien Term Loans	$40,660,633	Discounted Cash Flow	Discount Rate Volatility	7.2% - 9.6 20.0% - 20.0	% %	8.4 20.0	% %
Senior Secured Notes	9,593,917	Discounted Cash Flow	Discount Rate Volatility	11.6% - 18.7 7.0% - 20.0	% %	14.3 12.4	% %
Total	$50,254,550

(1)	The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2023 and the period from April 1, 2022 through December 31, 2022:

	Senior Secured First Lien Term Loans	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchases	8,442,000	-	8,442,000
Accretion of discount and fees (amortization of premium), net	557,079	253,475	810,554
PIK interest	115,725	-	115,725
Proceeds from sales of investments and principal repayments	(4,614,093)	(1,600,000)	(6,214,093)
Net realized gain (loss) on investments	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	844,656	77,375	922,031
Balance as of December 31, 2023	$46,006,000	$8,114,000	$54,120,000

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2023	$844,656	$77,375	$922,031

	Senior Secured First Lien Term Loans	Senior Secured Notes	Total Investments
Fair Value as of March 31, 2022	$-	$-	$-
Purchases	40,792,500	9,570,000	50,362,500
Accretion of discount and fees (amortization of premium), net	79,414	85,984	165,398
PIK interest	-	-	-
Proceeds from sales of investments and principal repayments	-	-	-
Net realized gain (loss) on investments	-	-	-
Net change in unrealized appreciation (depreciation) from investments	(211,281)	(62,067)	(273,348)
Balance as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2022	$(211,281)	$(62,067)	$(273,348)

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

The management fee is payable quarterly in arrears. For the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company incurred management fee expenses of $1,013,764, $336,432 and $0, respectively. As of December 31, 2023 and December 31, 2022, $257,121 and $170,965, respectively, remained payable.

For the year ended December 31, 2023, the Company incurred income-based incentive fee expenses of $1,511,253. For the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company did not incur any income-based incentive fee expenses. As of December 31, 2023 and December 31, 2022, $1,511,253 and $0, respectively, remained payable.

For the year ended December 31, 2023, the Company incurred capital gains incentive fee expenses of $87,583. For the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company did not incur any capital gains incentive fee expenses. As of December 31, 2023 and December 31, 2022, $87,583 and $0, respectively, remained payable.

Pursuant to the administration agreement between the Company and SSC (the “Administration Agreement”), the Company is to reimburse SSC for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of SSC’s employees or any overhead expenses. However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator.

For the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company reimbursed SSC $6,192, $12,145 and $387,373, respectively, for expenses paid on the Company’s behalf. Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $0 and $37 as of December 31, 2023 and December 31, 2022, respectively, is due to SSC for expenses paid on the Company’s behalf.  For the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company paid $0, $2,086 and $0, respectively, for expenses on SSC’s behalf. Subsequently, SSC reimbursed the Company for the expenses incurred during the period from April 1, 2022 through December 31, 2022.

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

SSC absorbed $1.23 million, representing the cost of the sales load (i.e., underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock. The Company will not incur any additional expenses with this transaction.

During the year ended December 31, 2023, SSC and certain related parties received quarterly and special dividend distributions from the Company relating to their shares held. Refer to “Note 7 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared. The Company did not make any distributions during the period from April 1, 2022 through December 31, 2022 or the year ended March 31, 2022.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of December 31, 2023 and December 31, 2022.

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

Distributions

The following table summarizes distributions declared and/or paid by the Company during the year ended December 31, 2023:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617

The Company did not make any distributions during the period from April 1, 2022 through December 31, 2022 or the year ended March 31, 2022.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar dividend reinvestment plan for their clients. During the year ended December 31, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	84
November 9, 2023	Special	December 20, 2023	December 29, 2023	152

During the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022, the Company issued no new shares of common stock under the DRIP.

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

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the year ended March 31, 2022:

	Year Ended December 31, 2023	For the period from April 1, 2022 through December 31, 2022*	Year Ended March 31, 2022
Net increase (decrease) in net assets resulting from operations	$7,340,108	$1,923,639	$(563,365)
Weighted Average Shares Outstanding - basic and diluted	6,214,682	6,214,672	877,409
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.18	$0.31	$(0.64)

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

NOTE 10 — INCOME TAXES

The Company adopted a tax year end of March 31 and elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Code. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax if it distributes to stockholders at least 90% of its investment company taxable income (“ICTI”) (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year distribution into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. The amount to be paid out as a distribution is determined by the Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the tax year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

During the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022, and the period ended March 31, 2022, the Company reclassified for book purposes amounts arising from permanent book to tax differences primarily related to net operating loss forfeiture for income tax purposes.

	December 31, 2023	December 31, 2022	March 31, 2022
Increase (decrease) in additional paid in capital	$121,099	$-	$(295,235)
Increase (decrease) in distributed earnings (accumulated loss)	(121,099)	-	295,235

As of March 31, 2023, the Company has no capital loss carryforwards for federal income tax purposes, which can be used to offset future capital gains. Any such losses are permitted to be carried forward indefinitely.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. For the tax period from April 1, 2023 through December 31, 2023, the tax year from April 1, 2022 to March 31, 2023, and the tax period from January 1, 2022 through March 31, 2022, the Company paid the following distributions.
	For the period from April 1, 2023 through December 31, 2023	For the period from April 1, 2022 through March 31, 2023	For the period from January 1, 2022 through March 31, 2022
Ordinary Income	$8,265,537	$-	$-
Total Distributions	$8,265,537	$-	$-

As of March 31, 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of organizational costs.

	March 31, 2023	March 31, 2022
Undistributed ordinary income	$3,418,714	$-
Net unrealized appreciation (depreciation) on investments	713,009	-
Other temporary differences	(399,948)	(427,845)
Total	$3,731,775	$(427,845)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes for the fiscal years ended December 31, 2023 and December 31, 2022 and the fiscal period ended March 31, 2022.

	December 31, 2023	December 31, 2022	March 31, 2022
Tax cost of investments and cash equivalents	$86,082,952	$85,653,218	$84,766,060

Unrealized appreciation	$784,052	$-	$-
Unrealized depreciation	(135,369)	(273,348)	-
Net unrealized appreciation (depreciation) from investments and cash equivalents	$648,683	$(273,348)	$-

There were no differences between book-basis and tax-basis unrealized appreciation (depreciation) from investments.

NOTE 11 — FINANCIAL HIGHLIGHTS

The Company was formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, the Company had no operations, except for matters relating to our formation and organization as a BDC. The following presents financial highlights for the year ended December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the period from February 3, 2022 to March 31, 2022:

	For the Year Ended December 31, 2023		For the period from April 1, 2022 through December 31, 2022*	For the period from February 3, 2022 to March 31, 2022
Per share data: (1)
Net asset value at beginning of period	$13.91		$13.61	$14.00
Net investment income (loss)	1.07		0.35	(0.07)
Net realized and unrealized gains/(losses) on investments	0.11		(0.05)	-
Net increase/(decrease) in net assets resulting from operations	1.18		0.30	(0.07)
Offering costs (2)	-		-	(0.27)
Permanent tax adjustments	-		-	(0.05)
Less distributions from net investment income (loss)	(1.32	)(3)	-	-
Net asset value at end of period	$13.77		$13.91	$13.61
Net assets at end of period	$85,552,618		$86,475,729	$84,552,090
Shares outstanding at end of period	6,214,941		6,214,672	6,214,672
Weighted average net assets	$88,187,537		$84,885,270	$83,301,328

Per share market value at end of period	$8.44		$9.80	$13.30
Total return based on market value (4)	(13.88)%		(26.32)%	(5.00)%
Total return based on net asset value (4)	13.65%		2.20%	(2.79)%

Ratio/Supplemental data:
Ratio of expenses to average net assets(5)	6.01%		2.17%	0.22%
Ratio of net investment income (loss) to average net assets(5)	7.52%		2.59%	(0.20)%
Portfolio turnover(5)	11%		N/A	N/A

* On November 8, 2022, our Board approved a change in our fiscal year end from March 31 to December 31.
(1) The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2) SSC has absorbed the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.
(3) The amount shown may not correspond for the period as it includes the effect of the timing of the distribution and the issuance of common stock.
(4) Total return based on market value is based on the change in market price per share between the beginning and ending market prices per share in each period and assumes that common stock dividends are reinvested in accordance with our common stock dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the beginning and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our common stock dividend reinvestment plan. For periods less than a year, total return is not annualized.
(5) Ratio is not annualized.

NOTE 12 — TRANSITION PERIOD COMPARATIVE DATA

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
		(unaudited)
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$3,626,792	$-
Fee income	410,000	-
Total investment income	4,036,792	-

EXPENSES
Legal expenses	484,412	-
Management fee	336,432	-
Audit expense	210,284	30,000
Insurance expense	228,288	-
Administrator fees	171,494	-
Director expenses	99,845	-
Excise tax expense	80,566	-
Professional fees	70,264	-
Custodian fees	36,150	24,000
Organizational expenses	-	293,834
Other expenses	122,070	-
Total expenses	1,839,805	347,834
NET INVESTMENT INCOME (LOSS)	2,196,987	(347,834)

NET REALIZED GAIN (LOSS) FROM INVESTMENTS	-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliate investments	(273,348)	-
Net change in unrealized appreciation (depreciation) from investments	(273,348)	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,923,639	$(347,834)

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$0.35	$(1,246.72)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$0.31	$(1,246.72)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED (1)	6,214,672	279

(1) 386 shares were issued on June 16, 2021. There were no shares prior to June 16, 2021.

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
		(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,923,639	$(347,834)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	273,348	-
Net (accretion of discounts) and amortization of premiums	(165,398)	-
Purchase of investments	(50,362,500)	-
(Increase)/Decrease in operating assets:
Prepaid expenses	224,189	-
Interest receivable	(1,549,867)	-
Deferred offering costs	-	(1,118,803)
Increase/(Decrease) in operating liabilities:
Legal fees payable	8,232	-
Management fee payable	170,965	-
Other payables	8,305	24,000
Professional fees payable	28,744	-
Excise tax payable	80,566	-
Director fees payable	7,679	-
Due to affiliate	(48)	384,076
Offering cost payable	(264,581)	748,000
Audit fees payable	-	30,000
Administrator fees payable	10,155	-
Organizational costs payable	(34,168)	280,561
Net cash provided by (used in) operating activities	(49,640,740)	-

Cash flows from financing activities
Issuance of common stock, net of offering cost	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(49,640,740)	-
Cash and cash equivalents, beginning of period	84,766,060	-
Cash and cash equivalents, end of period	$35,125,320	$-

NOTE 13 — SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

Loan Portfolio Acquisition Agreement

Overview

On February 18, 2024, the Company entered into a Purchase Agreement (the “Loan Portfolio Acquisition Agreement”) with Chicago Atlantic Loan Portfolio, LLC, a Delaware limited liability company (“CALP”). The Loan Portfolio Acquisition Agreement provides that, subject to the conditions set forth in the Loan Portfolio Acquisition Agreement, at the closing of the transactions contemplated by the Loan Portfolio Acquisition Agreement (the “Closing”, and the date on which the Closing occurs, the “Closing Date”), the Company will issue to CALP shares of the Company’s common stock (the “Stock Issuance”) in consideration for acquiring a portfolio of loans (the “Loan Portfolio” and together with the Stock Issuance, the “Loan Portfolio Acquisition") from CALP (the “Loan Purchase” and together with the Stock Issuance, the “Transactions”).

The Board, on the recommendation of a special committee (the “Special Committee”) comprised solely of all of the independent directors of the Company, has approved the Loan Portfolio Acquisition Agreement and the Transactions contemplated thereby.

As of January 1, 2024, the Loan Portfolio comprised 24 loans with an aggregate value of approximately $130 million. CALP has agreed to use reasonable best efforts to add 4 loans with an aggregate value of approximately $43 million to the Loan Portfolio prior to the Closing. The Company and CALP may also agree to the addition of other loans to the Loan Portfolio prior to the Closing. The inclusion and/or addition of certain loans to the Loan Portfolio requires third-party consents, and/or such loans may need to be acquired by CALP, and there can be no assurance that any additional loans will be added to the Loan Portfolio prior to the Closing. Certain loans may also be removed from the Loan Portfolio upon the agreement of the Company and CALP, if required third-party consents are not obtained, or upon the repayment of the loans.

The Transactions; Valuations

At the Closing, (x) CALP shall sell and transfer to the Company, and the Company shall purchase and acquire from CALP, the Loan Portfolio, including all of CALP’s right, title and interest in, to and under each loan in the Loan Portfolio, the loan documents, collateral and files relating to each loan in the Loan Portfolio, and all amounts received by CALP after the Closing Cut-off Time (as defined below) arising under or in connection with each such loan (the “Contributed Investment Assets”), and (y) the Company shall issue and sell to CALP, and CALP shall purchase and acquire from the Company, such number of newly issued shares of the Company’s common stock (the “Purchased Shares”) equal to (i) the fair value of the Contributed Investment Assets (the “Contributed Investment Assets Fair Value”) as of the Closing Cut-off Time, divided by (ii) the SSIC NAV Per Share. The “SSIC NAV Per Share” means the SSIC NAV (as defined below) divided by the number of outstanding shares of the Company’s common stock as of the Closing Cut-off Time.

Promptly, and within twenty-four (24) hours following 5:00 p.m. Central time on the second day (excluding Sundays and holidays) immediately prior to the Closing Date (the “Closing Cut-off Time”), the Company will deliver to CALP a calculation of the net asset value of the Company (the “SSIC NAV”) and the Contributed Investment Assets Fair Value as of the Closing Cut-off Time, in each case using the valuation policies and procedures of the Company (the “Calculation Notice”). To the extent that CALP does not agree with the calculation of the SSIC NAV or the Contributed Investment Assets Fair Value presented by the Company and set forth in the Calculation Notice, the parties shall negotiate in good faith to agree upon the calculation of the SSIC NAV or the Contributed Investment Assets Fair Value, as the case may be, prior to Closing.

Closing Conditions

Consummation of the Transactions is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders, (2) finalization of the Contributed Investment Assets Fair Value and SSIC NAV calculations, (3) the absence of certain legal impediments or challenges to the consummation of the Transactions by a governmental entity, (4) the effectiveness of a registration statement registering the issuance of the new shares of the Company’s common stock and the listing of the new shares of the Company’s common stock on the NASDAQ Global Market, (5) the Purchased Shares, after giving effect to the Stock Issuance, would collectively constitute at least 65%, but no more than 75%, of the total issued and outstanding shares of the Company’s common stock, (6) the absence of a “material adverse effect” on the applicable party (or the Adviser) and (7) subject to certain exceptions, the accuracy of the representations, warranties and other factual statements and compliance with the covenants set forth in the Loan Portfolio Acquisition Agreement.

No-Solicitation

The Loan Portfolio Acquisition Agreement provides that the Company must immediately terminate any existing discussions and negotiations regarding any competing proposals and may not solicit competing proposals, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any competing proposal. However, the Board may, subject to certain conditions (including engaging in negotiations with CALP, if CALP wishes to negotiate), change its recommendation to the stockholders of the Company and, subject to payment by the Company of a termination fee in an amount of $6,046,613 (the “Termination Fee”), terminate the Loan Portfolio Acquisition Agreement to enter into a definitive agreement with respect to a superior proposal if the Board (acting on the recommendation of the Special Committee) determines in good faith, after consultation with its outside financial advisor and outside legal counsel that the failure to take such action would be reasonably likely to constitute a breach of the standard of conduct applicable to the directors of the Company under applicable law (taking into account, among other factors, any changes to the Loan Portfolio Acquisition Agreement proposed by CALP).

Termination; Termination Fees

The Loan Portfolio Acquisition Agreement contains certain reciprocal termination rights for both parties, including if the Transactions are not consummated on or before November 18, 2024 or if the requisite approvals of the Company stockholders are not obtained. In addition, the Loan Portfolio Acquisition Agreement contains certain termination rights for the Company and CALP, including the right of the Company to terminate the Agreement in order for the Company to enter into a definitive agreement with respect to a superior proposal, subject to complying with certain requirements and the payment by the Company to CALP of the Termination Fee. CALP also has a right to terminate the Loan Portfolio Acquisition Agreement in the event the Board changes its recommendation to the stockholders of the Company (subject to payment of the Termination Fee) or in the event the Company or the Board materially breaches their respective nonsolicitation obligations (subject to payment of the Termination Fee in certain circumstances). The Termination Fee is also payable in the event of certain other terminations when a competing proposal has been made public (or was otherwise known to the Board) and was not withdrawn prior to termination and a definitive agreement is entered into a competing proposal or a competing proposal is consummated within twelve months after such termination.

Representations, Warranties and Covenants

The Loan Portfolio Acquisition Agreement contains customary representations and warranties by each of the Company and CALP and certain statements regarding the Adviser. The Loan Portfolio Acquisition Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of the Company’s and CALP’s businesses during the period prior to Closing. The Company has agreed to convene and hold a stockholder meeting for the purpose of obtaining the approvals required of its stockholders and has agreed that the Board will, subject to certain exceptions, recommend that the Company stockholders approve the applicable proposals in connection with the Transactions.

Indemnification

Subject to the terms of the Loan Portfolio Acquisition Agreement, CALP will indemnify the Company for damages, losses, liabilities and expenses suffered by the Company arising out of any inaccuracy, misrepresentation or breach of certain representations of CALP with respect to the Contributed Investment Assets, subject to certain per-claim and aggregate deductibles. CALP’s maximum liability with respect to claims of indemnification by the Company will not exceed the value of such number of Purchased Shares (the “Holdback Shares”) equal to the lesser of: (x) the quotient of (i) $10,000,000 divided by (ii) the SSIC NAV Per Share or (y) 3% of the total issued and outstanding shares of the Company’s common stock after giving effect to the Stock Issuance. From the time of the issuance of the Holdback Shares until the six month anniversary of the Closing Date (the “Holdback Release Date”), CALP will not be allowed to sell, transfer, distribute, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Holdback Shares (the “Transfer Restrictions”). Upon the Holdback Release Date, the Holdback Shares that are not subject to pending claims will cease to be subject to the Transfer Restrictions.

Expenses

All fees and expenses incurred in connection with the Transactions will be borne by the party incurring such fees or expenses except that transfer and similar taxes incurred in connection with the consummation of the Transactions will be borne by the Company.

Voting Agreement

On February 18, 2024, CALP, SSC, Silver Spike Holdings, LP (“Silver Spike Holdings”), the managing member of SSC, and Scott Gordon, managing member of the general partner of Silver Spike Holdings, entered into a Voting Agreement (the “Voting Agreement”), pursuant to which, among other things, SSC has agreed (i) to vote all shares of the Company’s common stock beneficially owned by SSC in favor of the Transactions, (ii) to vote against any competing proposal or a superior proposal and (iii)  not enter into any contract, option or other arrangement or understanding with respect to the transfer of any shares of the Company’s common stock beneficially owned by SSC, other than certain customary exceptions.

The Voting Agreement will terminate upon the earliest to occur of: (i) the mutual consent of CALP and SSC, (ii) the termination of the Loan Portfolio Acquisition Agreement in accordance with its terms or (iii) the Closing. SSC has also the right to terminate the Voting Agreement if the Loan Portfolio Acquisition Agreement is amended in a manner materially averse to SSC without SSC’s consent.

General

The foregoing description of the Loan Portfolio Acquisition Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Portfolio Acquisition Agreement. The representations, warranties, covenants and agreements contained in the Loan Portfolio Acquisition Agreement were made only for purposes of the Loan Portfolio Acquisition Agreement and as of specific dates; were solely for the benefit of the parties to the Loan Portfolio Acquisition Agreement (except as may be expressly set forth in the Loan Portfolio Acquisition Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Loan Portfolio Acquisition Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Loan Portfolio Acquisition Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Loan Portfolio Acquisition Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Loan Portfolio Acquisition Agreement.

Investment Strategy Change

On February 20, 2024, the Company announced that the Board unanimously approved an expansion of the Company’s investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet the Company’s investment criteria. The investment strategy change is expected to become effective on or about April 22, 2024.

Distributions

On March 6, 2024, the Company's Board approved a cash dividend of $0.25/share. The dividend is payable on March 28, 2024 to stockholders of record on March 20, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Attestation Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following financial statements of the “Company” are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022

Statements of Operations for the Year Ended December 31, 2023, the Period Ended December 31, 2022 and the Year Ended March 31, 2022

Statements of Changes in Net Assets for the Year Ended December 31, 2023, the Period Ended December 31, 2022 and the Year Ended March 31, 2022

Statements of Cash Flows for the Year Ended December 31, 2023, the Period Ended December 31, 2022 and the Year Ended March 31, 2022

Notes to Financial Statements

The following exhibits are filed as part of this annual report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement by and between Silver Spike Investment Corp. and Chicago Atlantic Loan Portfolio, LLC dated as of February 18, 2024 (1)
3.1	Articles of Amendment and Restatement of the Company (2)
3.2	Amended and Restated Bylaws of the Company (2)
4.1	Description of Securities (2)
10.1	Dividend Reinvestment Plan (2)
10.2	Investment Advisory Agreement by and between the Company and Silver Spike Capital, LLC (2)
10.3	Custody Agreement (2)
10.4	Administration Agreement by and between Registrant and Silver Spike Capital, LLC (2)
10.5	License Agreement by and between Registrant and Silver Spike Capital, LLC (2)
10.6	Services Agreement (2)
14.1	Code of Ethics of the Company*
14.2	Code of Ethics of Silver Spike Capital, LLC*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on February 23, 2024.
(2)	Incorporated by reference to the Company’s annual report on Form 10-K/A, filed on June 30, 2022.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER SPIKE INVESTMENT CORP.

Dated: March 27, 2024	By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Scott Gordon and Umesh Mahajan, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2024.

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