Form 10-Q
period 2024-03-31
Silver Spike Investment Corp.
filed 2024-05-09
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 9, 2024, the registrant had 6,214,949 shares of common stock ($0.01 par value per share) outstanding.

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

•
the Loan Portfolio Acquisition (as defined below), the likelihood the Loan Portfolio Acquisition is completed, and the anticipated timing of its completion. See “Note 12 – Proposed Loan Portfolio Acquisition” in the notes to the financial statements included with this quarterly report on Form 10-Q for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SILVER SPIKE INVESTMENT CORP.

Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $53,602,697 and $53,471,317, respectively)	$54,851,000	$54,120,000

Cash and cash equivalents	33,160,294	32,611,635
Interest receivable	1,675,075	1,755,360
Deferred offering costs	333,320	-
Prepaid expenses	261,473	39,276
Other assets	69,913	50,000
Total assets	90,351,075	88,576,271

LIABILITIES
Transaction fees payable related to the Loan Portfolio Acquisition	2,712,577	711,264
Income-based incentive fees payable	1,511,253	1,511,253
Due to custodian	468,829	-
Offering costs payable	332,564	-
Management fee payable	246,131	257,121
Capital gains incentive fees payable	207,507	87,583
Audit fees payable	136,623	123,998
Administrator fees payable	107,075	86,463
Legal fees payable	71,660	84,824
Other payables	16,676	13,822
Professional fees payable	11,750	17,233
Valuation fees payable	9,405	24,675
Directors fees payable	258	94,760
Distributions payable	-	2
Excise tax payable	-	10,655
Total liabilities	5,832,308	3,023,653

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,949 and 6,214,941 shares issued and outstanding, respectively	62,149	62,149
Additional paid-in-capital	85,030,601	85,041,203
Distributable earnings (Accumulated losses)	(573,983)	449,266
Total net assets	$84,518,767	$85,552,618
NET ASSET VALUE PER SHARE	$13.60	$13.77

 See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Operations
(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$2,726,497	$2,457,839
Fee income	33,750	-
Total investment income	2,760,247	2,457,839

EXPENSES
Transaction expenses related to the Loan Portfolio Acquisition	2,106,050	-
Management fee	246,131	238,419
Capital gains incentive fees	119,924	142,602
Audit expense	106,625	97,883
Administrator fees	98,456	77,844
Insurance expense	66,279	69,082
Legal expenses	58,051	98,760
Other expenses	19,191	19,504
Custodian fees	11,850	12,000
Director expenses	5,526	35,944
Valuation fees	1,973	73,065
Income-based incentive fees	-	203,821
Professional fees	-	18,192
Total expenses	2,840,056	1,087,116

NET INVESTMENT INCOME (LOSS)	(79,809)	1,370,723

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	-	-
Net realized gain (loss) from investments	-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliate investments	599,620	986,357
Net change in unrealized appreciation (depreciation) from investments	599,620	986,357
Net realized and unrealized gains (losses)	599,620	986,357

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$519,811	$2,357,080

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$(0.01)	$0.22
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$0.08	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	6,214,941	6,214,672

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(79,809)	(79,809)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	599,620	599,620
Total net increase (decrease) in net assets resulting from operations	-	-	-	519,811	519,811
Distributions to stockholders from:
Investment income-net	-	-	-	(1,553,736)	(1,553,736)
Capital transactions
Reinvestment of stockholder distributions	8	-	74	-	74
Total net increase (decrease) in net assets from capital transactions	8	-	74	-	74
Total increase (decrease) in net assets	8	-	74	(1,033,925)	(1,033,851)
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, March 31, 2024	6,214,949	$62,149	$85,030,601	$(573,983)	$84,518,767

	Common Stock
	Shares	Par value	Additional paid-in capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,370,723	1,370,723
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	986,357	986,357
Total net increase (decrease) in net assets resulting from operations	-	-	-	2,357,080	2,357,080
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	2,357,080	2,357,080
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, March 31, 2023	6,214,672	$62,147	$85,038,887	$3,731,775	$88,832,809

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$519,811	$2,357,080
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	(599,620)	(986,357)
Net (accretion of discounts) and amortization of premiums	(141,429)	(140,819)
Purchase of investments	-	(4,230,000)
PIK interest capitalized	(52,951)	(11,573)
Proceeds from sales of investments and principal repayments	63,000	-
(Increase)/Decrease in operating assets:
Interest receivable	80,285	(8,945)
Other assets	(19,913)	-
Prepaid expenses	(222,197)	(222,328)
Increase/(Decrease) in operating liabilities:
Income-based incentive fees payable	-	203,821
Management fee payable	(10,990)	238,419
Capital gains incentive fees payable	119,924	142,602
Legal fees payable	(13,164)	57,773
Transaction fees payable related to the Loan Portfolio Acquisition	2,001,313	-
Valuation fees payable	(15,270)	72,185
Administrator fees payable	20,612	25,630
Audit fees payable	12,625	(2,117)
Directors fees payable	(94,502)	3,895
Professional fees payable	(5,483)	18,192
Other payables	2,854	(18,148)
Due to custodian	468,829	-
Due to affiliate	-	(37)
Excise tax payable	(10,655)	(80,566)
Net cash provided by (used in) operating activities	2,103,079	(2,581,293)

Cash flows from financing activities
Offering costs paid	(756)	-
Distributions paid	(1,553,664)	-
Net cash provided by (used in) financing activities	(1,554,420)	-

Net increase (decrease) in cash and cash equivalents	548,659	(2,581,293)
Cash and cash equivalents, beginning of period	32,611,635	35,125,320
Cash and cash equivalents, end of period	$33,160,294	$32,544,027

Supplemental and non-cash financing activities
Reinvestment of dividend distributions	$74	$-

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
March 31, 2024
(Unaudited)
(in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	Yes	$4,500	$4,026	$4,208	4.98%
Dreamfields Brands, Inc. (d/b/a Jeeter)	Senior Secured First Lien Term Loan	5/3/2023	5/3/2026	Variable interest rate PRIME(11) + 8.75% (7.5% PRIME Floor)	3	West	No	4,320	4,237	4,320	5.11
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,131	4,016	4.75
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor)“1.0% PIK”	3	West	No	21,118	20,774	21,224	25.11
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	Yes	20,874	20,435	21,083	24.95
								$55,062	53,603	54,851	64.90

Total: Debt Securities -United States (64.90%):									53,603	54,851	64.90

Total: Debt Securities (64.90%):									53,603	54,851	64.90

Total Investment in Securities (64.90%):									$53,603	$54,851	64.90%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$33,160	$33,160	39.23%
Cash equivalents (39.23%):									33,160	33,160	39.23

Total Portfolio Investments and Cash equivalents (104.13%):									$86,763	$88,011	104.13%

(1)	All portfolio companies are located in the United States, as determined by the location of the portfolio company’s headquarters.
(2)	No debt investment is non-income producing as of March 31, 2024.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of March 31, 2024 the aggregate fair value of non-qualifying assets is $25,291 or 28.0% of the Company’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(11)	As of March 31, 2024 PRIME is 8.50%.
(12)	The annualized seven-day yield as of March 31, 2024 is 5.26%.

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
December 31, 2023
 (in thousands)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Wholesale Trade (10)
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	Yes	$4,500	$3,989	$4,140	4.84%
Dreamfields Brands, Inc. (d/b/a Jeeter)	Senior Secured First Lien Term Loan	5/3/2023	5/3/2026	Variable interest rate PRIME(11) + 8.75% (7.5% PRIME Floor)	3	West	No	4,320	4,229	4,320	5.05
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,109	3,974	4.65
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor)“1.0% PIK”	3	West	No	21,065	20,682	20,749	24.25
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	Yes	20,937	20,462	20,937	24.47
								$55,072	53,471	54,120	63.26

Total: Debt Securities - United States (63.26%):									53,471	54,120	63.26

Total: Debt Securities (63.26%):									53,471	54,120	63.26

Total Investment in Securities (63.26%):									$53,471	$54,120	63.26%

Cash equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$32,612	$32,612	38.12%
Cash equivalents (38.12%):									32,612	32,612	38.12

Total Portfolio Investments and Cash equivalents (101.38%):									$86,083	$86,732	101.38%

(1)	All portfolio companies are located in the United States, as determined by the location of the portfolio company’s headquarters.
(2)	No debt investment is non-income producing as of December 31, 2023.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
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

On February 18, 2024, the Company entered into a definitive Purchase Agreement (the “Loan Portfolio Acquisition Agreement”) with Chicago Atlantic Loan Portfolio, LLC (“CALP”), pursuant to which the Company would purchase all or substantially all of the portfolio investments held by CALP (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock with a net asset value equal to the value of the Loan Portfolio, each determined shortly before closing (the “Loan Portfolio Consideration”), subject to certain customary closing conditions (the “Loan Portfolio Acquisition”). The Board, including all the independent directors, upon the recommendation of a special committee composed solely of the independent directors (the “Special Committee”), has approved the Loan Portfolio Acquisition Agreement and the transactions contemplated thereby. The Company’s current officers would continue to be a part of the Company’s management team following the Loan Portfolio Acquisition. Assuming satisfaction of the conditions to the transaction, the Loan Portfolio Acquisition is expected to close in mid-2024. See “Note 12 – Proposed Loan Portfolio Acquisition” for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

On February 20, 2024, SSC announced that it entered into a definitive agreement with Chicago Atlantic BDC Holdings, LLC (together with its affiliates, “Chicago Atlantic”), the investment adviser of CALP, pursuant to which a joint venture between Chicago Atlantic and SSC would be created to combine and jointly operate SSC’s, and a portion of Chicago Atlantic’s, investment management businesses, subject to certain customary closing conditions (the “Joint Venture”). The Joint Venture would cause the automatic termination of the Company’s existing investment advisory agreement with SSC. As a result, the Board unanimously approved, upon the recommendation of the Special Committee, a new investment advisory agreement with SSC to take effect upon closing of the Joint Venture, subject to Company stockholder approval. The new investment advisory agreement is identical, in all material respects, to the current investment advisory agreement. Upon the effectiveness of the new investment advisory agreement, the Company would be renamed Chicago Atlantic BDC, Inc. and SSC would be renamed Chicago Atlantic BDC Advisers, LLC.

On February 20, 2024, the Company announced that the Board unanimously approved an expansion of the Company’s investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet the Company’s investment criteria. The investment strategy change became effective on April 22, 2024.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including the requirements under ASC 946, Financial Services—Investment Companies and Articles 6 and 12 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the financial statements for the interim period presented have been made, and such adjustments are normal and recurring in nature. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of $33.16 million and $32.61 million, respectively, of which $33.16 million and $32.61 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

Earnings per share
Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis using the treasury stock method.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, there were no loan investments in the portfolio placed on non-accrual status.

Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,585,068 and $2,317,020 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $1,675,075 and $1,755,360, respectively, were recorded as interest receivable.

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

Fee Income
All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including administrative, structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed, and payment is received (generally immediately).

For the three months ended March 31, 2024 and 2023, the Company earned $33,750 and $0, respectively, in fee income.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. For the three months ended March 31, 2024 and 2023, the Company accrued excise taxes of $0 and $0, respectively. As of March 31, 2024 and December 31, 2023, $19,913 and $0, respectively, of overpaid excise taxes are included as Other assets in the Statement of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, $0 and $10,655, respectively, of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of March 31, 2024 and December 31, 2023. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

As of March 31, 2024 and December 31, 2023, there were no unpaid organizational expenses.

Offering costs
These costs consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and, if any, are included in deferred offering costs on the Statements of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, deferred offering costs were $333,320 and $0, respectively. The deferred offering costs will be charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the three months ended March 31, 2024 and 2023, no offering costs were charged to capital. As of March 31, 2024 and December 31, 2023, there were $332,564 and $0, respectively, of offering costs payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition
Transaction expenses related to the Loan Portfolio Acquisition at March 31, 2024 and December 31, 2023 were $2,817,314 and $711,264, respectively, and consisted primarily of legal fees incurred related to the Loan Portfolio Acquisition. See “Note 12 – Proposed Loan Portfolio Acquisition” for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

For the three months ended March 31, 2024 and 2023, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $2,106,050 and $0, respectively. As of March 31, 2024 and December 31, 2023, there were $2,712,577 and $711,264, respectively, of transaction expenses related to the Loan Portfolio Acquisition payable by the Company.

New Accounting Standards
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not believe that the Company will be materially impacted by the adoption of ASU 2023-07.

NOTE 3 — INVESTMENTS

The Company seeks to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. As of March 31, 2024, 84.8% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 15.2% of the portfolio (based on amortized cost) pays fixed interest. As of December 31, 2023, 84.9% of the portfolio (based on amortized cost) pays interest on a floating rate basis with a PRIME floor, and 15.1% of the portfolio (based on amortized cost) pays fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps. No such equity or derivative instruments were held as of March 31, 2024 or December 31, 2023.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
We expect that our loans will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

Portfolio Composition
The Company’s portfolio investments are in companies conducting business in or supporting the cannabis industries. The following tables summarize the composition of the Company’s portfolio investments by industry at amortized cost and fair value and as a percentage of the total portfolio as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$53,602,697	100.0%	$54,851,000	100.0%
Total	$53,602,697	100.0%	$54,851,000	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$53,471,317	100.0%	$54,120,000	100.0%
Total	$53,471,317	100.0%	$54,120,000	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following tables summarize the composition of the Company’s portfolio investments by geographic region of the United States at amortized cost and fair value and as a percentage of the total portfolio as of March 31, 2024 and December 31, 2023. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	March 31, 2024
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$25,010,806	46.7%	$25,544,000	46.5%
Midwest	24,566,014	45.8	25,099,000	45.8
Northeast	4,025,877	7.5	4,208,000	7.7
Total	$53,602,697	100.0%	$54,851,000	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$24,910,798	46.5%	$25,069,000	46.4%
Midwest	24,571,197	46.0	24,911,000	46.0
Northeast	3,989,322	7.5	4,140,000	7.6
Total	$53,471,317	100.0%	$54,120,000	100.0%

The following tables summarize the composition of the Company’s portfolio investments by investment type at amortized cost and fair value and as a percentage of the total portfolio as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loans	$45,445,599	84.8%	$46,627,000	85.0%
Senior Secured Notes	8,157,098	15.2	8,224,000	15.0
Total	$53,602,697	100.0%	$54,851,000	100.0%

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of March 31, 2024 and December 31, 2023, the Company’s portfolio investments consisted of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

The Company’s investments measured at fair value by investment type on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at March 31, 2024 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$46,627,000	$46,627,000
Senior Secured Notes	-	-	8,224,000	8,224,000
Total	$-	$-	$54,851,000	$54,851,000

	Fair Value Measurements at December 31, 2023 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$46,006,000	$46,006,000
Senior Secured Notes	-	-	8,114,000	8,114,000
Total	$-	$-	$54,120,000	$54,120,000

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of March 31, 2024 and December 31, 2023. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over PRIME and Treasuries, respectively, for Senior Secured First Lien Term Loans, as of March 31, 2024 and December 31, 2023.

Investment Type	Fair Value as of March 31, 2024	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loans	$46,627,000	Discounted Cash Flow	Discount Rate	10.1% - 13.5%	11.9%
Senior Secured Notes	8,224,000	Discounted Cash Flow	Discount Rate	6.9% - 13.4%	10.1%
Total	$54,851,000

Investment Type	Fair Value as of December 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loans	$46,006,000	Discounted Cash Flow	Discount Rate	10.4% - 14.0%	12.2%
Senior Secured Notes	8,114,000	Discounted Cash Flow	Discount Rate	7.4% - 13.7%	10.5%
Total	$54,120,000

(1) The weighted average is calculated based on the fair value of each investment.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2024 and 2023:

	Senior Secured First Lien Term Loans	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2023	$46,006,000	$8,114,000	$54,120,000
Purchases	-	-	-
Accretion of discount and fees (amortization of premium), net	83,022	58,407	141,429
PIK interest	52,951	-	52,951
Proceeds from sales of investments and principal repayments	(63,000)	-	(63,000)
Net realized gain (loss) on investments	-	-	-
Net change in unrealized appreciation (depreciation) from investments	548,027	51,593	599,620
Balance as of March 31, 2024	$46,627,000	$8,224,000	$54,851,000

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2024	$548,027	$51,593	$599,620

	Senior Secured First Lien Term Loans	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchases	4,230,000	-	4,230,000
Accretion of discount and fees (amortization of premium), net	62,621	78,198	140,819
PIK interest	11,573	-	11,573
Proceeds from sales of investments and principal repayments	-	-	-
Net realized gain (loss) on investments	-	-	-
Net change in unrealized appreciation (depreciation) from investments	738,564	247,793	986,357
Balance as of March 31, 2023	$45,703,391	$9,919,908	$55,623,299

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2023	$738,564	$247,793	$986,357

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

The management fee is payable quarterly in arrears. For the three months ended March 31, 2024 and 2023, the Company incurred management fee expenses of $246,131 and $238,419, respectively. As of March 31, 2024 and December 31, 2023, $246,131 and $257,121, respectively, remained payable.

For the three months ended March 31, 2024 and 2023, the Company incurred income-based incentive fee expenses of $0 and $203,821, respectively. As of March 31, 2024 and December 31, 2023, $1,511,253 and $1,511,253, respectively, remained payable.

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
For the three months ended March 31, 2024 and 2023, the Company incurred capital gains incentive fee expenses of $119,924 and $142,602, respectively. As of March 31, 2024 and December 31, 2023, $207,507 and $87,583, respectively, remained payable.

Pursuant to the administration agreement between the Company and SSC (the “Administration Agreement”), the Company is to reimburse SSC for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of SSC’s employees or any overhead expenses. However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the three months ended March 31, 2024 and 2023, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator.

For the three months ended March 31, 2024 and 2023, the Company paid $0 and $984, respectively, for expenses on SSC’s behalf.

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

During the three months ended March 31, 2024, SSC and certain related parties received a dividend distribution from the Company relating to their shares held. Refer to “Note 7 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared. The Company did not make any distributions during the three months ended March 31, 2023.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments and contingencies have been reviewed and the Company has identified no commitments or contingencies as of March 31, 2024 and December 31, 2023.

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
Distributions
The following table summarizes distributions declared and paid by the Company during the three months ended March 31, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,662

During the three months ended March 31, 2023, the Company did not have any distributions.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar dividend reinvestment plan for their clients. During the three months ended March 31, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8

During the three months ended March 31, 2023, the Company issued no new shares of common stock under the DRIP.

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

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2024 and 2023:

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations	$519,811	$2,357,080
Weighted Average Shares Outstanding — basic and diluted	6,214,941	6,214,672
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.08	$0.38

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2024 and December 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of March 31, 2024, the Company had $210,767 of capital loss carryforwards, all of which is short-term.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each year and carried forward for distribution in the following year may be different than this estimate.

For the tax year ended March 31, 2024, the Company reclassified $10,676 from distributable earnings to additional paid-in-capital on the Statement of Assets and Liabilities arising from permanent book to tax differences primarily related to non-deductible expenses. For the tax year ended March 31, 2023, the Company reclassified $121,099 from distributable earnings to additional paid-in-capital on the Statement of Assets and Liabilities arising from permanent book to tax differences primarily related to prior year post-financial statement updates and non-deductible excise tax.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the tax years ended March 31, 2024 and March 31, 2023, were as follows:

	For the tax year from April 1, 2023 through March 31, 2024	For the tax year from April 1, 2022 through March 31, 2023
Ordinary Income	$9,819,273	$-
Long-Term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$9,819,273	$-

As of March 31, 2024 and March 31, 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of organizational costs, the tax treatment of transaction expenses related to the Loan Portfolio Acquisition, and the tax treatment of uncrystallized capital gain incentive fees.

	March 31, 2024	March 31, 2023
Undistributed ordinary income	$1,782,017	$3,418,714
Net unrealized appreciation (depreciation) on investments	1,248,303	713,009
Capital loss carry forwards	(210,767)	-
Other temporary differences	(3,393,536)	(399,948)
Total	$(573,983)	$3,731,775

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Tax cost of investments and cash equivalents	$86,762,991	$86,082,952
Unrealized appreciation	$1,363,524	$784,052
Unrealized depreciation	$(115,221)	$(135,369)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$1,248,303	$648,683

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 11 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Per share data:
Net asset value at beginning of period	$13.77	$13.91
Net investment income (loss) (1)	(0.01)	0.22
Net realized and unrealized gains/(losses) on investments (1)	0.09	0.16
Net increase/(decrease) in net assets resulting from operations	0.08	0.38
Distributions from net investment income (loss)	(0.25)	-
Net asset value at end of period	$13.60	$14.29
Net assets at end of period	$84,518,767	$88,832,809
Shares outstanding at end of period	6,214,949	6,214,672
Weighted average net assets	$85,541,257	$86,501,919

Per share market value at end of period	$9.61	$9.19
Total return based on market value (2)	16.82%	(6.22)%
Total return based on net asset value (2)	1.33%	2.73%

Ratio/Supplemental data:
Ratio of expenses to average net assets (3)	3.32%	1.26%
Ratio of net investment income (loss) to average net assets (3)	(0.09)%	1.58%
Portfolio turnover (3)	0.10%	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
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

NOTE 12 — PROPOSED LOAN PORTFOLIO ACQUISITION

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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

On May 8, 2024, the Board approved a cash dividend of $0.25/share. The dividend is payable on June 28, 2024 to stockholders of record on June 20, 2024.

SILVER SPIKE INVESTMENT CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis or our financial condition and results of operations should be read together with the financial statements and the related notes that are included in Item 1 of Part I of this quarterly report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and elsewhere in this quarterly report on Form 10-Q. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We are a specialty finance company that may invest across the cannabis ecosystem through investments in the form of direct loans to, and equity ownership of, privately held cannabis companies. All of our investments are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We will make equity investments only in companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, including U.S. federal laws. We may make loans to companies that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We are externally managed by SSC and seek to expand the compliant cannabis investment activities of SSC’s leading investment platform in the cannabis industry. We primarily seek to partner with private equity firms, entrepreneurs, business owners and management teams to provide credit and equity financing alternatives to support buyouts, recapitalizations, growth initiatives, refinancings and acquisitions across cannabis companies, including cannabis-enabling technology companies, cannabis-related health and wellness companies, and hemp and CBD distribution companies. Under normal circumstances, each such cannabis company derives at least 50% of its revenues or profits from, or commits at least 50% of its assets to, activities related to cannabis at the time of our investment in the cannabis company. We are not required to invest a specific percentage of our assets in such cannabis companies, and we may make debt and equity investments in other companies regardless of sector.

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

SILVER SPIKE INVESTMENT CORP.
We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $425 million of potential investments in varying stages of underwriting.

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

We accrete premiums or amortize discounts into interest income using the effective yield method for term instruments. Repayments of our debt investments will reduce interest income in future periods. The frequency or volume of these repayments may fluctuate significantly. We will record prepayment premiums on loans as interest income.

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

SILVER SPIKE INVESTMENT CORP.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2024, our investment portfolio had an aggregate fair value of approximately $54.8 million and was comprised of approximately $46.6 million in first lien, senior secured loans, and approximately $8.2 million in senior secured notes across five portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $54.1 million and was comprised of approximately $46.0 million in first lien, senior secured loans, and approximately $8.1 million in senior secured notes across five portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments are shown in the following tables as of March 31, 2024 and December 31, 2023.

	March 31, 2024
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	84.8%	85.0%
Senior Secured Notes	15.2	15.0
Total	100.0%	100.0%

	December 31, 2023
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	84.9%	85.0%
Senior Secured Notes	15.1	15.0
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of March 31, 2024 and December 31, 2023. The geographic composition is determined by the location of the headquarters of the portfolio company.

	March 31, 2024
Geographic Region	Amortized Cost	Fair Value
West	46.7%	46.5%
Midwest	45.8	45.8
Northeast	7.5	7.7
Total	100.0%	100.0%

	December 31, 2023
Geographic Region	Amortized Cost	Fair Value
West	46.5%	46.4%
Midwest	46.0	46.0
Northeast	7.5	7.6
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of March 31, 2024 and December 31, 2023.

	March 31, 2024
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

SILVER SPIKE INVESTMENT CORP.
As of March 31, 2024 and December 31, 2023, we had two portfolio companies that represented 77.1% and 77.0% respectively, of the fair values of our portfolio. As of March 31, 2024 and December 31, 2023, our largest portfolio company represented 38.7% and 38.7%, respectively, of the total fair values of our investments in portfolio companies.

Investment Activity
The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning Portfolio, at fair value	$54,120,000	$50,254,550
Purchases	-	4,230,000
Accretion of discount and fees (amortization of premium), net	141,429	140,819
PIK interest	52,951	11,573
Proceeds from sales of investments and principal repayments	(63,000)	-
Net realized gain/(loss) on investments	-	-
Net change in unrealized appreciation/(depreciation) on investments	599,620	986,357
Ending Portfolio, at fair value	$54,851,000	$55,623,299

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

SILVER SPIKE INVESTMENT CORP.
The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	54,851,000	100.00
3	-	-
4	-	-
5	-	-
Total	$54,851,000	100.00%

December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	54,120,000	100.00
3	-	-
4	-	-
5	-	-
Total	$54,120,000	100.00%

Debt Investments on Non-Accrual Status
As of March 31, 2024 and December 31, 2023, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three months ended March 31, 2024 and 2023.

Investment Income
The following table sets forth the components of investment income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Stated interest income	$2,532,117	$2,317,020
Accretion of discount and fees (amortization of premium), net	141,429	140,819
Payment in-kind interest	52,951	-
Total interest income	2,726,497	2,457,839
Other fee income	33,750	-
Total investment income	$2,760,247	$2,457,839

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

For the three months ended March 31, 2024, total investment income was approximately $2.8 million, which is attributable to less than $0.1 million of fee income related to administrative fees and approximately $2.7 million of interest income.

The $0.3 million increase in investment income during the three months ended March 31, 2024 in comparison to the three months ended March 31, 2023 is due to an increase in interest income driven by the increase in interest rates.

SILVER SPIKE INVESTMENT CORP.
Operating Expenses
The table below provides a detailed breakdown of the operating expenses for the quarters ending March 31, 2024 and March 31, 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change

Transaction expenses related to the Loan Portfolio Acquisition	$2,106,050	$-	2,106,050	100%
Management fee	246,131	238,419	7,712	3%
Capital gains incentive fees	119,924	142,602	(22,678)	-16%
Audit expense	106,625	97,883	8,742	9%
Administrator fees	98,456	77,844	20,612	26%
Insurance expense	66,279	69,082	(2,803)	-4%
Legal expenses	58,051	98,760	(40,709)	-41%
Other expenses	19,191	19,504	(313)	-2%
Custodian fees	11,850	12,000	(150)	-1%
Director expenses	5,526	35,944	(30,418)	-85%
Valuation fees	1,973	73,065	(71,092)	-97%
Income-based incentive fees	-	203,821	(203,821)	-100%
Professional fees	-	18,192	(18,192)	-100%
Total operating expenses	$2,840,056	$1,087,116	$1,752,940	161%

Net Investment Income
Net investment income (loss) was approximately $(0.1) million for the three months ended March 31, 2024, as compared to approximately $1.4 million for the three months ended March 31, 2023. The fluctuation in net investment income is primarily due to transaction fees of $2.1 million incurred in connection with the Loan Portfolio Acquisition during the quarter ended March 31, 2024. While we consider these fees to be largely non-recurring and anticipate less transaction fees going forward, we acknowledge the possibility of unforeseen transaction-related costs in future periods.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no sales or redemptions of investments during the three months ended March 31, 2024 or 2023.

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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2024 and 2023 is comprised of the following:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Gross unrealized appreciation	$608,096	$986,357
Gross unrealized depreciation	(8,476)	-
Total net change in unrealized appreciation (depreciation) from investments	$599,620	$986,357

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Verano Holdings Corp.	$173,035	$465,148
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	383,468	273,416
Curaleaf Holdings, Inc.	31,445	156,992
Dreamfields Brands, Inc. (d/b/a Jeeter)	(8,476)	-
PharmaCann, Inc.	20,148	84,214
AYR Wellness, Inc.	-	6,587
Total net change in unrealized appreciation (depreciation) on investments	$599,620	$986,357

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities.

SILVER SPIKE INVESTMENT CORP.
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

Our primary use of funds will be investments in portfolio companies, dividend payments to holders of our common stock who opt out of the DRIP, and the payment of operating expenses. As of March 31, 2024 and December 31, 2023, we had cash resources of approximately $33.2 million and $32.6 million, respectively, and no indebtedness.

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

SILVER SPIKE INVESTMENT CORP.
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

All of our investments as of March 31, 2024 and December 31, 2023 are categorized at level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On May 7, 2024, the last reported closing sales price of our common stock on the Nasdaq Global Market was $11.40 per share, which represented a discount of approximately 16.2% to our net asset value per share of $13.60 as of March 31, 2024.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2024
Second Quarter (Through May 7, 2024)	*	$11.40	$9.61	*	*	*
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	$0.63	(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%	-
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

Holders

As of May 7, 2024, there were approximately 3 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,662

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

SILVER SPIKE INVESTMENT CORP.
During the three months ended March 31, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8

During the three months ended March 31, 2023, the Company issued no new shares of common stock under the DRIP.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024 or the fiscal year ended December 31, 2023.

Recent Developments

On February 18, 2024, we entered into a definitive Purchase Agreement (the “Loan Portfolio Acquisition Agreement”) with Chicago Atlantic Loan Portfolio, LLC (“CALP”), pursuant to which we would purchase all or substantially all of the portfolio investments held by CALP (the “Loan Portfolio”) in exchange for newly issued shares of our common stock with a net asset value equal to the value of the Loan Portfolio, each determined shortly before closing (the “Loan Portfolio Consideration”), subject to certain customary closing conditions (the “Loan Portfolio Acquisition”). Our Board of Directors, including all our independent directors, upon the recommendation of a special committee composed solely of our independent directors (the “Special Committee”), has approved the Loan Portfolio Acquisition Agreement and the transactions contemplated thereby. Our current officers would continue to be a part of our management team following the Loan Portfolio Acquisition. Assuming satisfaction of the conditions to the transaction, the Loan Portfolio Acquisition is expected to close in mid-2024. See “Note 12 – Proposed Loan Portfolio Acquisition” in the notes to the financial statements included with this quarterly report on Form 10-Q for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

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

On February 20, 2024, we announced that our Board of Directors unanimously approved an expansion of our investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet our investment criteria. The investment strategy change became effective on April 22, 2024.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of political tensions in the United States and around the world (including the Russia-Ukraine war and the Israel-Hamas war) have introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk, interest rate risk and credit risk.

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

As of March 31, 2024, 84.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 15.9% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2023, 84.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 15.9% of our debt investments based on outstanding principal balance represented fixed rate investments.

For the three months ended March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,389	$-	$1,389
Up 200 basis points	926	-	926
Up 100 basis points	463	-	463
Down 100 basis points	(463)	-	(463)
Down 200 basis points	(883)	-	(883)
Down 300 basis points	(1,146)	-	(1,146)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On March 28, 2024, pursuant to its dividend reinvestment plan, the Company issued 8 shares of its common stock, at a price of $9.61 per share, to stockholders of record as of March 20, 2024 that did not opt out of the Company’s dividend reinvestment plan in order to satisfy the reinvestment portion of the Company’s dividends. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Financial Statements – Note 7. Common Stock – Dividend Reinvestment Plan” for more information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement by and between Silver Spike Investment Corp. and Chicago Atlantic Loan Portfolio, LLC dated as of February 18, 2024(1)
3.1	Articles of Amendment and Restatement of the Company(2)
3.2	Amended and Restated Bylaws of the Company(2)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on February 23, 2024.

(2)	Incorporated by reference to the Company’s annual report on Form 10-K/A, filed on June 30, 2022.

SILVER SPIKE INVESTMENT CORP.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2024.

SILVER SPIKE INVESTMENT CORP.

By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Umesh Mahajan
Umesh Mahajan
Chief Financial Officer (Principal Financial and Accounting Officer)