Form 10-Q
period 2024-06-30
Silver Spike Investment Corp.
filed 2024-08-08
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 6, 2024, the registrant had 6,214,964 shares of common stock ($0.01 par value per share) outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SILVER SPIKE INVESTMENT CORP.

Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $52,382,633 and $53,471,317, respectively)	$53,398,164	$54,120,000

Cash and cash equivalents	34,003,851	32,611,635
Interest receivable	1,638,987	1,755,360
Deferred offering costs	761,867	-
Prepaid expenses	182,945	39,276
Other assets	69,913	50,000
Paydown receivable	21,000	-
Due from affiliate	-	-
Deferred financing costs	-	-
Total assets	90,076,727	88,576,271

LIABILITIES
Transaction fees payable related to the Loan Portfolio Acquisition	2,506,784	711,264
Income-based incentive fees payable	1,839,756	1,511,253
Offering costs payable	676,791	-
Management fee payable	246,324	257,121
Capital gains incentive fees payable	160,953	87,583
Audit fees payable	147,848	123,998
Unearned interest income	62,189	-
Legal fees payable	56,595	84,824
Valuation fees payable	34,485	24,675
Directors fees payable	32,974	94,760
Administrator fees payable	28,019	86,463
Other payables	16,628	13,822
Professional fees payable	8,815	17,233
Due to affiliate	493	-
Distributions payable	-	2
Excise tax payable	-	10,655
Total liabilities	5,818,654	3,023,653

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,964 and 6,214,941 shares issued and outstanding, respectively	62,149	62,149
Additional paid-in-capital	85,030,784	85,041,203
Distributable earnings (Accumulated losses)	(834,860)	449,266
Total net assets	$84,258,073	$85,552,618
Total liabilities and net assets	$90,076,727	88,576,271
NET ASSET VALUE PER SHARE	$13.56	$13.77

 See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$2,790,333	$2,762,449	$5,516,830	$5,220,288
Fee income	291,000	131,250	324,750	131,250
Total investment income	3,081,333	2,893,699	5,841,580	5,351,538

EXPENSES
Transaction expenses related to the Loan Portfolio Acquisition	533,019	-	2,639,069	-
Management fee	246,324	257,489	492,455	495,908
Income-based incentive fees	328,503	442,673	328,503	646,494
Audit expense	96,925	87,500	203,550	185,383
Administrator fees	101,187	87,853	199,643	165,697
Legal expenses	81,822	87,256	139,873	186,016
Insurance expense	66,212	66,393	132,491	135,475
Capital gains incentive fees	(46,555)	(137,602)	73,369	5,000
Other expenses	47,476	20,204	66,667	39,708
Director expenses	48,793	31,746	54,319	67,690
Valuation fees	25,080	21,000	27,053	94,065
Custodian fees	12,000	12,000	23,850	24,000
Professional fees	14,914	17,775	14,914	35,967
Total expenses	1,555,700	994,287	4,395,756	2,081,403

NET INVESTMENT INCOME (LOSS)	1,525,633	1,899,412	1,445,824	3,270,135

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	-	(210,767)	-	(210,767)
Net realized gain (loss) from investments	-	(210,767)	-	(210,767)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliate investments	(232,772)	(477,241)	366,848	509,116
Net change in unrealized appreciation (depreciation) from investments	(232,772)	(477,241)	366,848	509,116
Net realized and unrealized gains (losses)	(232,772)	(688,008)	366,848	298,349

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,292,861	$1,211,404	$1,812,672	$3,568,484

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$0.25	$0.31	$0.23	$0.53
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$0.21	$0.19	$0.29	$0.57
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	6,214,949	6,214,672	6,214,945	6,214,672

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, March 31, 2024	6,214,949	$62,149	$85,030,601	$(573,983)	$84,518,767
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,525,633	1,525,633
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(232,772)	(232,772)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,292,861	1,292,861
Distributions to stockholders from:
Investment income-net	-	-	-	(1,553,738)	(1,553,738)
Capital transactions
Reinvestment of stockholder distributions	15	-	183	-	183
Total net increase (decrease) in net assets from capital transactions	15	-	183	-	183
Total increase (decrease) in net assets	15	-	183	(260,877)	(260,694)
Balance, June 30, 2024	6,214,964	$62,149	$85,030,784	$(834,860)	$84,258,073

	Common Stock
	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, March 31, 2023	6,214,672	$62,147	$85,038,887	$3,731,775	$88,832,809
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,899,412	1,899,412
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(477,241)	(477,241)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,211,404	1,211,404
Capital transactions
Issuance of common stock, net of offering cost	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	1,211,404	1,211,404
Effect of permanent adjustments	-	-	-	-	-
Stock issued in connection with dividend reinvestment plan		-	-	-	-
Balance, June 30, 2023	6,214,672	$62,147	$85,038,887	$4,943,179	$90,044,213

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,445,824	1,445,824
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	366,848	366,848
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,812,672	1,812,672
Distributions to stockholders from:
Investment income-net	-	-	-	(3,107,474)	(3,107,474)
Capital transactions
Reinvestment of stockholder distributions	23	-	257	-	257
Total net increase (decrease) in net assets from capital transactions	23	-	257	-	257
Total increase (decrease) in net assets	23	-	257	(1,294,802)	(1,294,545)
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, June 30, 2024	6,214,964	$62,149	$85,030,784	$(834,860)	$84,258,073

	Common Stock
	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	3,270,135	3,270,135
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	509,116	509,116
Total net increase (decrease) in net assets resulting from operations	-	-	-	3,568,484	3,568,484
Capital transactions
Issuance of common stock	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	3,568,484	3,568,484
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, June 30, 2023	6,214,672	$62,147	$85,038,887	$4,943,179	$90,044,213

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,812,672	$3,568,484
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	-	210,767
Net change in unrealized (appreciation) depreciation from investments	(366,848)	(509,116)
Net (accretion of discounts) and amortization of premiums	(349,179)	(301,558)
Purchase of investments	(1,575,000)	(8,442,000)
PIK interest capitalized	(113,137)	(62,587)
Proceeds from sales of investments and principal repayments	3,126,000	1,690,000
(Increase)/Decrease in operating assets:
Interest receivable	116,373	967,713
Paydown receivable	(21,000)	-
Other assets	(19,913)	-
Prepaid expenses	(143,669)	(147,334)
Increase/(Decrease) in operating liabilities:
Income-based incentive fees payable	328,503	646,494
Management fee payable	(10,797)	86,524
Capital gains incentive fees payable	73,370	5,000
Legal fees payable	(28,229)	30,249
Transaction fees payable related to the Loan Portfolio Acquisition	1,795,520	-
Valuation fees payable	9,810	93,185
Administrator fees payable	(58,444)	32,672
Audit fees payable	23,850	1,183
Directors fees payable	(61,786)	(302)
Professional fees payable	(8,418)	(2,438)
Other payables	2,806	(18,527)
Deferred income payable	62,189	-
Due to affiliate	493	2,497
Excise tax payable	(10,655)	(80,566)
Net cash provided by (used in) operating activities	4,584,511	(2,229,660)

Cash flows from financing activities
Offering costs paid	(85,076)	-
Distributions paid	(3,107,219)	-
Net cash provided by (used in) financing activities	(3,192,295)	-

Net increase (decrease) in cash and cash equivalents	1,392,216	(2,229,660)
Cash and cash equivalents, beginning of period	32,611,635	35,125,320
Cash and cash equivalents, end of period	$34,003,851	$32,895,660

Supplemental and non-cash financing activities
Reinvestment of dividend distributions	$257	$-

See notes to financial statements.

SILVER SPIKE INVESTMENT CORP.

Schedule of Investments
June 30, 2024
(Unaudited)
(in thousands)

Portfolio Company (1)(10)(13)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Real Estate Services
Workbox Holdings, Inc.	Senior Secured First Lien Term Loan	5/20/2024	5/31/2029	Fixed interest rate 6.0% “6.0% PIK”	3	Midwest	No	$1,083	$840	$971	1.15%
								1,083	840	971	1.15
Wholesale Trade
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	Yes	4,500	4,063	4,208	4.99
Dreamfields Brands, Inc. (d/b/a Jeeter)	Senior Secured First Lien Term Loan	5/3/2023	5/3/2026	Variable interest rate PRIME(11) + 8.75% (7.5% PRIME Floor)	3	West	No	4,320	4,246	4,320	5.13
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,153	4,059	4.82
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Senior Secured First Lien Term Loan	5/26/2022	5/26/2026	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor) “1.0% PIK”	3	West	No	21,170	20,872	21,070	25.01
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	Yes	17,811	17,466	17,989	21.35
								52,051	50,800	51,646	61.30

Total: Debt Securities - United States (62.45%):									51,640	52,617	62.45

Total: Debt Securities (62.45%):									51,640	52,617	62.45

Equity Securities - United States								Shares/ Units
Real Estate Services
Workbox Holdings, Inc.	Series A-1 Preferred Shares	5/20/2024			3	Midwest		358,950	$500	$500	0.59%
Workbox Holdings, Inc.	Series A-4 Preferred Stock Warrant	5/20/2024			3	Midwest		1,191,769	146	169	0.20
Workbox Holdings, Inc.	Series A-3 Preferred Stock Warrant	5/20/2024			3	Midwest		791,258	97	112	0.13
									743	781	0.92

Total: Equity Securities - United States (0.92%):									743	781	0.92

Total: Equity Securities (0.92%):									743	781	0.92

Total Investment in Securities (63.37%):									$52,383	$53,398	63.37%

Cash Equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$34,004	$34,004	40.36%
Cash Equivalents (40.36%):									34,004	34,004	40.36

Total Portfolio Investments and Cash Equivalents (103.73%):									$86,387	$87,402	103.73%

(1)	All portfolio companies are located in the United States, as determined by the location of the portfolio company’s headquarters.
(2)	No debt investment is non-income producing as of June 30, 2024. All equity and warrant investments are non-income producing as of June 30, 2024 unless otherwise noted.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2024 the aggregate fair value of non-qualifying assets is $22,197 or 24.64% of the Company’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(11)	As of June 30, 2024 PRIME is 8.50%.
(12)	The annualized seven-day yield as of June 30, 2024 is 5.25%.
(13)	As of June 30, 2024, the Company had the following commitment to fund a delayed draw senior secured loan. Such commitment is subject to the satisfaction of certain conditions set forth in the documents governing the loan and there can be no assurance that such conditions will be satisfied.

(in millions) Portfolio Company	Total delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net delayed draw commitments
Workbox Holdings, Inc.	$1.75	$-	$1.75	$-	$-	$1.75

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

Table of  Contents

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

Table of  Contents

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

Equity Securities and Warrants
The Company may be issued warrants by issuers as yield enhancements. These warrants are recorded as assets at estimated fair value on the grant date. The Company determines the cost basis of the warrants or other equity securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Depending on the facts and circumstances, the Company generally utilizes a combination of one or several forms of the market approach and contingent claim analyses (a form of option analysis) to estimate the fair value of the securities as of the measurement date and determines the cost basis using a relative fair value methodology. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company. If appropriate, based on the facts and circumstances, the Company performs an allocation of the enterprise value to the equity securities utilizing a contingent claim analysis and/or other waterfall calculation by which it allocates the enterprise value across the portfolio company’s warrants and other equity securities in order of their preference relative to one another.

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of $34.00 million and $32.61 million, respectively, of which $34.00 million and $32.61 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

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

Table of  Contents

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

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, there were no loan investments in the portfolio placed on non-accrual status.

Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,582,583 and $5,167,651 for the three and six months ended June 30, 2024, respectively. Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,601,710 and $4,918,730 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, $1,638,987 and $1,755,360, respectively, were recorded as interest receivable.

During the three and six months ended June 30, 2024, the Company had $62,189 of unearned interest income, which represents interest received in advance but not yet earned. This amount is recorded as a liability on the Statement of Assets and Liabilities and will be recognized as income over the remaining term of the respective loans.

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

For the three and six months ended June 30, 2024, the Company earned $291,000 and $324,750, respectively, in fee income. For the three and six months ended June 30, 2023, the Company earned $131,250 and $131,250, respectively, in fee income.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. For the three and six months ended June 30, 2024, the Company did not accrue any excise tax. For the three and six months ended June 30, 2023, the Company did not accrue any excise tax. As of June 30, 2024 and December 31, 2023, $19,913 and $0, respectively, of overpaid excise taxes are included as Other assets in the Statement of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, $0 and $10,655, respectively, of accrued excise taxes remained payable.

Table of  Contents

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of June 30, 2024 and December 31, 2023. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Costs associated with the offering of common shares of the Company are capitalized as deferred offering and, if any, are included in deferred offering costs on the Statements of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, deferred offering costs were $761,867 and $0, respectively. The deferred offering costs will be charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the three and six months ended June 30, 2024 and 2023, no offering costs were charged to capital. As of June 30, 2024 and December 31, 2023, there were $676,791 and $0, respectively, of offering costs payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition
Cumulative transaction expenses related to the Loan Portfolio Acquisition at June 30, 2024 and December 31, 2023 were $3,350,333 and $711,264, respectively, and consisted primarily of legal fees incurred related to the Loan Portfolio Acquisition. See “Note 12 – Proposed Loan Portfolio Acquisition” for further information regarding the Loan Portfolio Acquisition Agreement and the Loan Portfolio Acquisition.

For the three and six months ended June 30, 2024, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $533,019 and $2,639,069, respectively. For the three and six months ended June 30, 2023, the Company did not incur any transaction expenses related to the Loan Portfolio Acquisition. As of June 30, 2024 and December 31, 2023, there were $2,506,784 and $711,264, respectively, of transaction expenses related to the Loan Portfolio Acquisition payable by the Company.

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

NOTE 3 — INVESTMENTS

The Company’s investments in portfolio companies are primarily in the form of debt investments (secured and unsecured), but may include equity warrants, direct equity investments and derivative investments.

Debt Investments

The Company’s debt investments typically pay interest with some amortization of principal. As of June 30, 2024, 82.5% of the debt investments (based on amortized cost) pay interest on a floating rate basis with a PRIME floor, and 17.5% of the debt investments (based on amortized cost) pay fixed interest. As of December 31, 2023, 84.9% of the debt investments (based on amortized cost) pay interest on a floating rate basis with a PRIME floor, and 15.1% of the debt investments (based on amortized cost) pay fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these debt investments. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We expect that our debt investments will typically have final maturities of three to six years. However, we expect that our portfolio companies often may repay these debt investments early, generally within three years from the date of initial investment.

Warrant Investments

In connection with the Company’s debt investments, the Company may receive warrants in the portfolio company. Warrants received in connection with a debt investment typically include a potentially discounted contract price to exercise, and thus, as a portfolio company appreciates in value, the Company may achieve additional investment return from this equity interest. The warrants typically contain provisions that protect the Company as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, the Company may also obtain follow-up rights in connection with these equity interests, which allow the Company to participate in future financing rounds.

Equity Investments

In specific circumstances, the Company may seek to make direct equity investments in situations where it is appropriate to align the interests of the Company with key management and stockholders of the portfolio company, and to allow for participation in the appreciation in the equity values of the portfolio company. These equity investments are generally made in connection with debt investments.

Derivative Investments

A portion of our portfolio may be comprised of derivatives, including total return swaps. No such derivative instruments were held as of June 30, 2024 or December 31, 2023.

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
Portfolio Composition
The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industries. The following tables summarize the composition of the Company’s portfolio investments by industry at amortized cost and fair value and as a percentage of the total portfolio as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$50,799,469	97.0%	$51,646,000	96.7%
Real Estate Services	1,583,164	3.0	1,752,164	3.3
Total	$52,382,633	100.0%	$53,398,164	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$53,471,317	100.0%	$54,120,000	100.0%
Total	$53,471,317	100.0%	$54,120,000	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following tables summarize the composition of the Company’s portfolio investments by geographic region of the United States at amortized cost and fair value and as a percentage of the total portfolio as of June 30, 2024 and December 31, 2023. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	June 30, 2024
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$25,117,324	47.9%	$25,390,000	47.5%
Midwest	23,202,468	44.3	23,800,164	44.6
Northeast	4,062,841	7.8	4,208,000	7.9
Total	$52,382,633	100.0%	$53,398,164	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$24,910,798	46.5%	$25,069,000	46.4%
Midwest	24,571,197	46.0	24,911,000	46.0
Northeast	3,989,322	7.5	4,140,000	7.6
Total	$53,471,317	100.0%	$54,120,000	100.0%

The following tables summarize the composition of the Company’s portfolio investments by investment type at amortized cost and fair value and as a percentage of the total portfolio as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loans	$43,423,880	82.9%	$44,350,164	83.0%
Senior Secured Notes	8,215,927	15.7	8,267,000	15.5
Equity	742,826	1.4	781,000	1.5
Total	$52,382,633	100.0%	$53,398,164	100.0%

Table of  Contents

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

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of June 30, 2024 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

The fair value determination of each portfolio investment categorized as Level 3 required one or more unobservable inputs.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s debt investments may vary and may include debt investments’ yield (i.e. discount rate) and volatility assumptions. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant investments may vary and may include EBITDA multiples, revenue multiples and asset multiples.

The Company’s investments measured at fair value by investment type on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at June 30, 2024 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$44,350,164	$44,350,164
Senior Secured Notes	-	-	8,267,000	8,267,000
Equity	-	-	781,000	781,000
Total	$-	$-	$53,398,164	$53,398,164

	Fair Value Measurements at December 31, 2023 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$46,006,000	$46,006,000
Senior Secured Notes	-	-	8,114,000	8,114,000
Total	$-	$-	$54,120,000	$54,120,000

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2024 and December 31, 2023. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over PRIME and Treasuries, respectively, for Senior Secured First Lien Term Loans, as of June 30, 2024 and December 31, 2023.

Investment Type	Fair Value as of June 30, 2024	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loans	$44,350,164	Discounted Cash Flow	Discount Rate	10.1% - 13.5%	12.0%
Senior Secured Notes	8,267,000	Discounted Cash Flow	Discount Rate	6.9% - 12.9%	9.8%
Preferred Equity Securities	500,000	Enterprise Value Market Approach	Enterprise Valuation Multiple	2.0x - 2.0x	2.0x
Warrants and Other Equity Securities	281,000	Enterprise Value Market Approach	Enterprise Valuation Multiple	2.0x - 2.0x	2.0x
Total	$53,398,164

Investment Type	Fair Value as of December 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loans	$46,006,000	Discounted Cash Flow	Discount Rate	10.1% - 13.5%	12.2%
Senior Secured Notes	8,114,000	Discounted Cash Flow	Discount Rate	7.4% - 13.7%	10.5%
Total	$54,120,000

(1) The weighted average is calculated based on the fair value of each investment.

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2024 and 2023:

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equity	Total Investments
Fair Value as of December 31, 2023	$46,006,000	$8,114,000	$-	$54,120,000
Purchases	832,175	-	742,825	1,575,000
Accretion of discount and fees (amortization of premium), net	231,942	117,237	-	349,179
PIK interest	113,137	-	-	113,137
Proceeds from sales of investments and principal repayments	(3,126,000)	-	-	(3,126,000)
Net realized gain (loss) on investments	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	292,910	35,763	38,175	366,848
Balance as of June 30, 2024	$44,350,164	$8,267,000	$781,000	$53,398,164

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2024	$292,910	$35,763	$38,175	$366,848

	Senior Secured First Lien Term Loans	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchases	8,442,000	-	8,442,000
Accretion of discount and fees (amortization of premium), net	158,740	142,818	301,558
PIK interest	62,587	-	62,587
Proceeds from sales of investments and principal repayments	(90,000)	(1,600,000)	(1,690,000)
Net realized gain (loss) on investments	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) on investments	497,584	11,532	509,116
Balance as of June 30, 2023	$49,731,544	$7,937,500	$57,669,044

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2023	$497,584	$11,532	$509,116

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

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

The management fee is payable quarterly in arrears. For the three and six months ended June 30, 2024, the Company incurred management fee expenses of $246,324 and $492,455, respectively. For the three and six months ended June 30, 2023, the Company incurred management fee expenses of $257,489 and $495,908, respectively. As of June 30, 2024 and December 31, 2023, $246,324 and $257,121, respectively, remained payable.

For the three and six months ended June 30, 2024, the Company incurred income-based incentive fee expenses of $328,503 and $328,503, respectively. For the three and six months ended June 30, 2023, the Company incurred income-based incentive fee expenses of $442,673 and $646,494, respectively. As of June 30, 2024 and December 31, 2023, $1,839,756 and $1,511,253, respectively, remained payable.

For the three and six months ended June 30, 2024, the Company incurred capital gains incentive fee expenses of $(46,555) and $73,369, respectively. For the three and six months ended June 30, 2023, the Company incurred capital gains incentive fee expenses of $(137,602) and $5,000, respectively. As of June 30, 2024 and December 31, 2023, $160,953 and $87,583, respectively, remained payable.

Pursuant to the administration agreement between the Company and SSC (the “Administration Agreement”), the Company is to reimburse SSC for the costs and expenses incurred by SSC in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by SSC in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of SSC’s employees or any overhead expenses. However, we may reimburse SSC for an allocable portion of the compensation paid by SSC to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the three and six months ended June 30, 2024 and 2023, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator and the use of temporary accounting services.

For the three and six months ended June 30, 2023, the Company paid $984 and $1,198, respectively, as reimbursement to SSC for expenses paid on the Company’s behalf. Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $493 and $0 as of June 30, 2024 and December 31, 2023, respectively, is due to SSC for expenses paid on the Company’s behalf.

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

During the three and six months ended June 30, 2024, SSC and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 7 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared. The Company did not make any distributions during the three and six months ended June 30, 2023.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company’s commitments and contingencies include unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of June 30, 2024, the Company had outstanding commitments to fund investments totaling $1.75 million. The Company has identified no unfunded commitments as of December 31, 2023.

The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.

In the normal course of business, the Company enters into contracts that provide a variety of representations and warranties, and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.
Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2024, there are no material legal matters or material litigation pending of which the Company is aware.

NOTE 7 — COMMON STOCK

As of June 30, 2024, 100,000,000 shares of $0.01 par value common stock were authorized.

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
Distributions
The following table summarizes distributions declared and paid by the Company during the six months ended June 30, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738

During the six months ended June 30, 2023, the Company did not have any distributions.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar dividend reinvestment plan for their clients. During the six months ended June 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15

During the six months ended June 30, 2023, the Company issued no new shares of common stock under the DRIP.

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

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in net assets resulting from operations	$1,292,861	$1,211,404	$1,812,672	$3,568,484
Weighted Average Shares Outstanding — basic and diluted	6,214,949	6,214,672	6,214,945	6,214,672
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.21	$0.19	$0.29	$0.57

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

The amounts and sources of distributions reported are only estimates and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes will be determined in accordance with the U.S. federal tax rules which may differ from GAAP. The final determination of the source of all distributions in 2024 will be made after the tax year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2024 and December 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of March 31, 2024, the Company’s most recent tax year end, the Company had $210,767 of capital loss carryforwards, all of which is short-term.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each year and carried forward for distribution in the following year may be different than this estimate.

For the most recent tax year ended March 31, 2024, the Company reclassified $10,676 from distributable earnings to additional paid-in-capital on the Statement of Assets and Liabilities arising from permanent book to tax differences primarily related to non-deductible expenses. For the tax year ended March 31, 2023, the Company reclassified $121,099 from distributable earnings to additional paid-in-capital on the Statement of Assets and Liabilities arising from permanent book to tax differences primarily related to prior year post-financial statement updates and non-deductible excise tax.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the three months ended June 30, 2024 and the tax year ended March 31, 2024, were as follows:

	For the tax period from April 1, 2024 through June 30, 2024	For the tax year from April 1, 2023 through March 31, 2024
Ordinary Income	$1,553,738	$9,819,273
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$1,553,738	$9,819,273

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

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
	March 31, 2024	March 31, 2023
Undistributed ordinary income	$1,782,017	$3,418,714
Net unrealized appreciation (depreciation) on investments	1,248,303	713,009
Capital loss carry forwards	(210,767)	-
Other temporary differences	(3,393,536)	(399,948)
Total	$(573,983)	$3,731,775

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of June 30, 2024, March 31, 2024 and December 31, 2023:

	June 30, 2024	March 31, 2024	December 31, 2023
Tax cost of investments and cash equivalents	$86,386,485	$86,762,991	$86,082,952
Unrealized appreciation	$1,109,618	$1,363,524	$784,052
Unrealized depreciation	$(94,087)	$(115,221)	$(135,369)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$1,015,531	$1,248,303	$648,683

NOTE 11 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the six months ended June 30, 2024 and 2023:

	For the six months ended
	June 30, 2024	June 30, 2023
Per share data:
Net asset value at beginning of period	$13.77	$13.91
Net investment income (loss) (1)	0.23	0.53
Net realized and unrealized gains/(losses) on investments (1)	0.06	0.05
Net increase/(decrease) in net assets resulting from operations	0.29	0.58
Distributions from net investment income (loss)(4)	(0.50)	-
Net asset value at end of period	$13.56	$14.49
Net assets at end of period	$84,258,073	$90,044,213
Shares outstanding at end of period	6,214,964	6,214,672
Weighted average net assets	$85,034,260	$87,669,473

Per share market value at end of period	$11.82	$8.18
Total return based on market value (2)	46.73%	(16.53)%
Total return based on net asset value (2)	3.17%	4.17%

Ratio/Supplemental data:
Ratio of expenses to average net assets (3)	5.17%	2.37%
Ratio of net investment income (loss) to average net assets (3)	1.70%	3.73%
Portfolio turnover (3)	3.12%	3.10%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
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
(4)
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the tax year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that tax year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the tax year. The amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes.

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)

NOTE 12 — PROPOSED LOAN PORTFOLIO ACQUISITION

Overview

On February 18, 2024, the Company entered into a Purchase Agreement (the “Loan Portfolio Acquisition Agreement”) with Chicago Atlantic Loan Portfolio, LLC, a Delaware limited liability company (“CALP”). The Loan Portfolio Acquisition Agreement provides that, subject to the conditions set forth in the Loan Portfolio Acquisition Agreement, at the closing of the transactions contemplated by the Loan Portfolio Acquisition Agreement (the “Closing”, and the date on which the Closing occurs, the “Closing Date”), the Company will issue to CALP shares of the Company’s common stock (the “Stock Issuance”) in consideration for acquiring a portfolio of loans (the “Loan Portfolio” and together with the Stock Issuance, the “Loan Portfolio Acquisition”) from CALP (the “Loan Purchase” and together with the Stock Issuance, the “Transactions”).

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

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
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

Table of  Contents

SILVER SPIKE INVESTMENT CORP.

Notes to Financial Statements
(Unaudited)
NOTE 13 — SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

On July 16, 2024, the Company invested $3.3 million in Ascend Wellness Holdings, Inc.’s 12.75% senior secured notes due in 2029.

On August 7, 2024, the Board approved a cash dividend of $0.25/share. The dividend is payable on September 27, 2024 to stockholders of record on September 19, 2024.

Table of  Contents
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

Table of  Contents
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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $4 million and $40 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $560 million of potential investments in varying stages of underwriting.

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

Table of  Contents
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

Table of  Contents
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2024, our investment portfolio had an aggregate fair value of approximately $53.4 million and was comprised of approximately $44.3 million in first lien, senior secured loans, approximately $8.3 million in senior secured notes and approximately $0.8 million in equity securities across six portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $54.1 million and was comprised of approximately $46.0 million in first lien, senior secured loans, and approximately $8.1 million in senior secured notes across five portfolio companies. During the three month period ended June 30, 2024, we began making investments in equity securities.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments are shown in the following tables as of June 30, 2024 and December 31, 2023.

	June 30, 2024
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	82.9%	83.0%
Senior Secured Notes	15.7	15.5
Equity	1.4	1.5
Total	100.0%	100.0%

	December 31, 2023
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	84.9%	85.0%
Senior Secured Notes	15.1	15.0
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of June 30, 2024 and December 31, 2023. The geographic composition is determined by the location of the headquarters of the portfolio company.

	June 30, 2024
Geographic Region	Amortized Cost	Fair Value
West	47.9%	47.5%
Midwest	44.3	44.6
Northeast	7.8	7.9
Total	100.0%	100.0%

	December 31, 2023
Geographic Region	Amortized Cost	Fair Value
West	46.5%	46.4%
Midwest	46.0	46.0
Northeast	7.5	7.6
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of June 30, 2024 and December 31, 2023.

	June 30, 2024
Industry	Amortized Cost	Fair Value
Wholesale Trade	97.0%	96.7%
Real Estate Services	3.0	3.3
Total	100.0%	100.0%

Table of  Contents
	December 31, 2023
Industry	Amortized Cost	Fair Value
Wholesale Trade	100.0%	100.0%
Total	100.0%	100.0%

Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2024 and December 31, 2023, we had two portfolio companies that represented 73.1% and 77.0% respectively, of the fair values of our portfolio. As of June 30, 2024 and December 31, 2023, our largest portfolio company represented 39.5% and 38.7%, respectively, of the total fair values of our investments in portfolio companies.

Investment Activity
The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2024 and 2023:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Beginning Portfolio, at fair value	$54,120,000	$50,254,550
Purchases	1,575,000	8,442,000
Accretion of discount and fees (amortization of premium), net	349,179	301,558
PIK interest	113,137	62,587
Proceeds from sales of investments and principal repayments	(3,126,000)	(1,690,000)
Net realized gain/(loss) on investments	-	(210,767)
Net change in unrealized appreciation/(depreciation) on investments	366,848	509,116
Ending Portfolio, at fair value	$53,398,164	$57,669,044

Portfolio Asset Quality
Our portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding investments. Our portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. Our Adviser’s Valuation Committee reviews the recommendations and/or changes to the investment risk ratings, which are submitted on a quarterly basis to the Board of Directors and its Audit Committee.

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

The following tables show the distribution of our investments on the 1 to 5 investment risk rating scale at fair value as of June 30, 2024 and December 31, 2023:

Table of  Contents
June 30, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	53,398,164	100.00
3	-	-
4	-	-
5	-	-
Total	$53,398,164	100.00%

December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	54,120,000	100.00
3	-	-
4	-	-
5	-	-
Total	$54,120,000	100.00%

Debt Investments on Non-Accrual Status
As of June 30, 2024 and December 31, 2023, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and six months ended June 30, 2024 and 2023.

Investment Income
The following table sets forth the components of investment income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest income	$2,522,397	$2,550,696	$5,054,514	$4,856,143
Accretion of discount and fees (amortization of premium), net	207,750	160,739	349,179	301,558
Payment in-kind interest	60,186	51,014	113,137	62,587
Total interest income	2,790,333	2,762,449	5,516,830	5,220,288
Other fee income	291,000	131,250	324,750	131,250
Total investment income	$3,081,333	$2,893,699	$5,841,580	$5,351,538

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

The Company also recognizes certain fees as one-time fee income, including, but not limited to, advisory and commitment fees.

For the three and six months ended June 30, 2024, total investment income was approximately $3.1 million and $5.8 million, which is attributable to $0.3 million and $0.3 million of fee income related to commitment fees, advisory fees, and administrative fees and $2.8 million and $5.5 million of interest income, respectively. For the three and six months ended June 30, 2023, total investment income was approximately $2.9 million and $5.3 million, which is attributable to $0.1 million and $0.1 million of fee income related to administrative and amendment fees and $2.8 million and $5.2 million of interest income, respectively.

The $0.2 million and $0.5 million increase in investment income during the three and six months ended June 30, 2024 in comparison to the three and six months ended June 30, 2023, respectively, is due to a prepayment premium and one-time fee income with respect to the three months ended June 30, 2024 and an increase in interest income driven by the increase in interest rates with respect to the six months ended June 30, 2024.

Table of  Contents
Operating Expenses
The table below provides a detailed breakdown of the operating expenses for the three and six months ended June 30, 2024 and 2023:

	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Transaction expenses related to the Loan Portfolio Acquisition	$2,639,069	$-	$2,639,069	100%
Management fee	492,455	495,908	(3,453)	-1%
Income-based incentive fees	328,503	646,494	(317,991)	-49%
Audit expense	203,550	185,383	18,167	10%
Administrator fees	199,643	165,697	33,946	20%
Legal expenses	139,873	186,016	(46,143)	-25%
Insurance expense	132,491	135,475	(2,984)	-2%
Capital gains incentive fees	73,369	5,000	68,369	1367%
Other expenses	66,667	39,708	26,959	68%
Director expenses	54,319	67,690	(13,371)	-20%
Valuation fees	27,053	94,065	(67,012)	-71%
Custodian fees	23,850	24,000	(150)	-1%
Professional fees	14,914	35,967	(21,053)	-59%
Total expenses	$4,395,756	$2,081,403	$2,314,353	111%

Net Investment Income
Net investment income was approximately $1.5 million and $1.4 million for the three and six months ended June 30, 2024, as compared to approximately $1.9 million and $3.3 million for the three and six months ended June 30, 2023, respectively. The fluctuation in net investment income is primarily due to transaction fees of $0.5 million and $2.6 million incurred in connection with the Loan Portfolio Acquisition during the three and six months ended June 30, 2024, although the impact of such fees was partially offset by the increases in investment income during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, as discussed above. While we consider these fees to be largely non-recurring and anticipate less transaction fees going forward, we acknowledge the possibility of unforeseen transaction-related costs in future periods.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no sales or redemptions of investments during the three and six months ended June 30, 2024. There was $210,767 and $210,767 in net realized losses from the sale of an investment during the three and six months ended June 30, 2023, respectively.

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2024 and 2023 is comprised of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross unrealized appreciation	$190,134	$99,357	$389,573	$605,659
Gross unrealized depreciation	(422,906)	(576,598)	(22,725)	(96,543)
Total net change in unrealized appreciation (depreciation) from investments	$(232,772)	$(477,241)	$366,848	$509,116

Table of  Contents
The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Verano Holdings Corp.	$(125,424)	$(340,337)	$47,611	$124,811
Workbox Holdings Inc.	169,000	-	169,000	-
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	(251,788)	68,415	131,680	341,831
Curaleaf Holdings, Inc.	(36,964)	(48,917)	(5,519)	108,076
MariMed Inc.	-	30,864	-	30,863
Dreamfields Brands, Inc. (d/b/a Jeeter)	(8,730)	78	(17,206)	78
PharmaCann, Inc.	21,134	(180,757)	41,282	(96,543)
AYR Wellness, Inc.	-	(6,587)	-	-
Total net change in unrealized appreciation (depreciation) on investments	$(232,772)	$(477,241)	$366,848	$509,116

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

Our primary use of funds will be investments in debt and equity securities, dividend payments to holders of our common stock who opt out of the DRIP, and the payment of operating expenses. As of June 30, 2024 and December 31, 2023, we had cash resources of approximately $34.0 million and $32.6 million, respectively, and no indebtedness.

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

Table of  Contents
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

Table of  Contents
All of our investments as of June 30, 2024 and December 31, 2023 are categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s debt investments may vary and may include yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant investments may vary and may include EBITDA multiples, revenue multiples and asset multiples. Significant increases (decreases) in EBITDA, revenue and asset multiple inputs in isolation would result in a significantly higher (lower) fair value assessment.

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

Unfunded Commitments

The Company’s commitments and contingencies include unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of June 30, 2024, the Company had outstanding commitments to fund investments totaling $1.75 million. The Company has identified no unfunded commitments as of December 31, 2023.

The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.

In the normal course of business, the Company enters into contracts that provide a variety of representations and warranties, and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

Common Stock
Our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the symbol “SSIC” in connection with our IPO of shares of our common stock.

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On August 6, 2024, the last reported closing sales price of our common stock on the Nasdaq Global Market was $11.97 per share, which represented a discount of approximately 11.7% to our net asset value per share of $13.56 as of June 30, 2024.

Table of  Contents
		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2024
Third Quarter (Through August 6, 2024)	*	$12.00	$11.27	*	*	*
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	$0.63	(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%	-
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

Holders

As of August 6, 2024, there were approximately 3 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

Table of  Contents
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

The following table summarizes distributions declared and paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738

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

Table of  Contents
During the six months ended June 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15

During the six months ended June 30, 2023, the Company issued no new shares of common stock under the DRIP.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2024 or the fiscal year ended December 31, 2023.

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

On May 14, 2024, Roxanne Jenkins resigned from her Secretary and Chief Compliance Officer positions with the Company. Ms. Jenkins’ decision to resign from the Company was not due to a disagreement on any matter related to the Company’s operations, policies or practices.

On May 14, 2024, our Board of Directors appointed Umesh Mahajan to the position of Secretary of the Company and Alexander Woodcock to the position of Chief Compliance Officer of the Company. Mr. Mahajan and Mr. Woodcock will serve as Secretary of the Company and Chief Compliance Officer of the Company, respectively, until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

Mr. Woodcock is the President and Chief Compliance Officer of PINE Distributors LLC and oversees the delivery of PINE’s Distribution Services. He is also a member of the Registered Fund Chief Compliance Officer Services team at PINE and serves as CCO for mutual funds, ETFs, and other 1940 Act registered products. Mr. Woodcock has over 13 years of experience building and leading compliance programs at global financial services firms across diverse product and business lines. Before joining PINE in 2022, Mr. Woodcock served as Vice President of Compliance Services at SS&C ALPS. In this role, which he began in 2019, he led the Compliance Services team, delivering fund CCO support to over 10 client trusts, and post-trade compliance testing services to over 70 fund families. Mr. Woodcock’s qualifications include being a Certified Anti-Money Laundering Specialist, holding FINRA Series 7 and 24 registrations, and studying International Business and Economics at Aston University in England.

Table of  Contents
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

As of June 30, 2024, 81.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 18.5% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2023, 84.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 15.9% of our debt investments based on outstanding principal balance represented fixed rate investments.

For the six months ended June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,299	$-	$1,299
Up 200 basis points	866	-	866
Up 100 basis points	433	-	433
Down 100 basis points	(433)	-	(433)
Down 200 basis points	(823)	-	(823)
Down 300 basis points	(1,079)	-	(1,079)

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

Table of  Contents
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On June 28, 2024, pursuant to its dividend reinvestment plan, the Company issued 15 shares of its common stock, at a price of $13.60 per share, to stockholders of record as of June 20, 2024 that did not opt out of the Company’s dividend reinvestment plan in order to satisfy the reinvestment portion of the Company’s dividends. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Financial Statements – Note 7. Common Stock – Dividend Reinvestment Plan” for more information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Table of  Contents
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

Table of  Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2024.

SILVER SPIKE INVESTMENT CORP.

By:	/s/ Scott Gordon
Scott Gordon
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Umesh Mahajan
Umesh Mahajan
Chief Financial Officer (Principal Financial and Accounting Officer)