Form 10-Q
period 2024-09-30
Chicago Atlantic BDC, Inc.
filed 2024-11-08
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40564

CHICAGO ATLANTIC BDC, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-2872887
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Madison Avenue, Suite 1800
New York, NY
10022
(Address of principal executive offices)	(Zip Code)

(212) 905-4923
 (Registrant’s telephone number, including area code)

Silver Spike Investment Corp.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LIEN	The NASDAQ Stock Market LLC

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

As of November 5, 2024, the registrant had 22,820,367 shares of common stock ($0.01 par value per share) outstanding.

CHICAGO ATLANTIC BDC, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except where the context suggests otherwise, the terms “we,” “us,” “our,” “the Company,” and “LIEN” refer to Chicago Atlantic BDC, Inc. In addition, the terms “Adviser,” “investment adviser” and “administrator” refer to Chicago Atlantic BDC Advisers, LLC, our external investment adviser and administrator.

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Chicago Atlantic BDC Advisers, LLC (“Adviser”) to attract and retain highly talented professionals;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and the timing of our investments in our initial portfolio;

•	changes in regulation impacting the cannabis industry;

•	the adequacy of our cash resources and working capital;

•	the current and future effects of the COVID-19 pandemic on us and our portfolio companies;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•
the ability to realize benefits anticipated by the Loan Portfolio Acquisition (as defined below). See “Note 12 –  Subsequent Events” in the notes to the financial statements included with this quarterly report on Form 10-Q for further information regarding the Loan Portfolio Acquisition.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

CHICAGO ATLANTIC BDC, INC.

Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $54,952,504 and $53,471,317, respectively)	$55,788,511	$54,120,000

Cash and cash equivalents	30,111,563	32,611,635
Interest receivable	1,635,943	1,755,360
Deferred offering costs	1,125,739	-
Other receivable	401,313	-
Prepaid expenses	103,554	39,276
Other assets	50,000	50,000
Deferred financing costs	41,061	-
Paydown receivable	21,000	-
Total assets	89,278,684	88,576,271

LIABILITIES
Transaction fees payable related to the Loan Portfolio Acquisition	4,795,549	711,264
Offering costs payable	986,806	-
Management fee payable	253,421	257,121
Audit fees payable	213,523	123,998
Capital gains incentive fees payable	125,048	87,583
Legal fees payable	88,435	84,824
Administrator fees payable	51,251	86,463
Due to affiliate	51,142	-
Unearned interest income	42,550	-
Deferred financing costs payable	41,061	-
Directors fees payable	25,992	94,760
Other payables	24,296	13,822
Valuation fees payable	22,468	24,675
Professional fees payable	17,500	17,233
Income-based incentive fees payable	-	1,511,253
Distributions payable	-	2
Excise tax payable	-	10,655
Total liabilities	6,739,042	3,023,653

Commitments and contingencies (Note 6)	-	-

NET ASSETS
Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,214,995 and 6,214,941 shares issued and outstanding, respectively	62,149	62,149
Additional paid-in-capital	85,031,106	85,041,203
Distributable earnings (Accumulated losses)	(2,553,613)	449,266
Total net assets	$82,539,642	$85,552,618
Total liabilities and net assets	$89,278,684	88,576,271
NET ASSET VALUE PER SHARE	$13.28	$13.77

 See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$2,686,771	$2,885,725	$8,203,601	$8,106,013
Fee income	489,176	31,250	813,926	162,500
Total investment income	3,175,947	2,916,975	9,017,527	8,268,513

EXPENSES
Transaction expenses related to the Loan Portfolio Acquisition	2,429,993	-	5,069,062	-
Management fee	253,421	264,565	745,876	760,473
Income-based incentive fees	-	405,247	328,503	1,051,741
Audit expense	95,675	223,982	299,225	409,365
Administrator fees	98,489	84,617	298,132	250,314
Legal expenses	60,200	148,292	200,073	334,308
Insurance expense	66,939	67,122	199,430	202,597
Other expenses	40,546	22,210	107,213	61,918
Director expenses	25,992	38,223	80,311	105,913
Professional fees	59,780	15,841	74,694	51,808
Valuation fees	22,990	22,890	50,043	116,955
Capital gains incentive fees	(35,904)	(5,000)	37,465	-
Custodian fees	12,000	12,000	35,850	36,000
Excise tax expense	31,314	-	31,314	-
Total expenses	3,161,435	1,299,989	7,557,191	3,381,392

NET INVESTMENT INCOME (LOSS)	14,512	1,616,986	1,460,336	4,887,121

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	-	-	-	(210,767)
Net realized gain (loss) from investments	-	-	-	(210,767)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliate investments	(179,524)	(343,104)	187,324	166,012
Net change in unrealized appreciation (depreciation) from investments	(179,524)	(343,104)	187,324	166,012
Net realized and unrealized gains (losses)	(179,524)	(343,104)	187,324	(44,755)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(165,012)	$1,273,882	$1,647,660	$4,842,366

NET INVESTMENT INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$0.00(1)	$0.26	$0.23	$0.79
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$(0.03)	$0.20	$0.27	$0.78
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	6,214,965	6,214,673	6,214,952	6,214,672

(1)	Represents less than $0.005 per share

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Three Months Ended September 30, 2024	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, June 30, 2024	6,214,964	$62,149	$85,030,784	$(834,860)	$84,258,073
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	14,512	14,512
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(179,524)	(179,524)
Total net increase (decrease) in net assets resulting from operations	-	-	-	(165,012)	(165,012)
Distributions to stockholders from:
Investment income-net	-	-	-	(1,553,741)	(1,553,741)
Capital transactions
Reinvestment of stockholder distributions	31	-	322	-	322
Total net increase (decrease) in net assets from capital transactions	31	-	322	-	322
Total increase (decrease) in net assets	31	-	322	(1,718,753)	(1,718,431)
Balance, September 30, 2024	6,214,995	$62,149	$85,031,106	$(2,553,613)	$82,539,642

	Common Stock
Three Months Ended September 30, 2023	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, June 30, 2023	6,214,672	$62,147	$85,038,887	$4,943,179	$90,044,213
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,616,986	1,616,986
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(343,104)	(343,104)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,273,882	1,273,882
Distributions to stockholders from:
Investment income-net	-	-	-	(3,915,564)	(3,915,564)
Capital transactions
Reinvestment of stockholder distributions	33	-	321	-	321
Total net increase (decrease) in net assets from capital transactions	33	-	321	-	321
Total increase (decrease) in net assets	33	-	321	(2,641,682)	(2,641,361)
Balance, September 30, 2023	6,214,705	$62,147	$85,039,208	$2,301,497	$87,402,852

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Statements of Changes in Net Assets
(Unaudited)

	Common Stock
Nine Months Ended September 30, 2024	Shares	Par Value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,460,336	1,460,336
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	187,324	187,324
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,647,660	1,647,660
Distributions to stockholders from:
Investment income-net	-	-	-	(4,661,215)	(4,661,215)
Capital transactions
Reinvestment of stockholder distributions	54	-	579	-	579
Total net increase (decrease) in net assets from capital transactions	54	-	579	-	579
Total increase (decrease) in net assets	54	-	579	(3,013,555)	(3,012,976)
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, September 30, 2024	6,214,995	$62,149	$85,031,106	$(2,553,613)	$82,539,642

	Common Stock
Nine Months Ended September 30, 2023	Shares	Par value	Additional paid-in-capital	Distributable Earnings/ (Accumulated Loss)	Total net assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	4,887,121	4,887,121
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	166,012	166,012
Total net increase (decrease) in net assets resulting from operations	-	-	-	4,842,366	4,842,366
Distributions to stockholders from:
Investment income-net	-	-	-	(3,915,564)	(3,915,564)
Capital transactions
Issuance of common stock	-	-	-	-	-
Reinvestment of stockholder distributions	33	-	321	-	321
Total net increase (decrease) in net assets from capital transactions	33	-	321	-	321
Total increase (decrease) in net assets	33	-	321	926,802	927,123
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, September 30, 2023	6,214,705	$62,147	$85,039,208	$2,301,497	$87,402,852

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,647,660	$4,842,366
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	-	210,767
Net change in unrealized (appreciation) depreciation from investments	(187,324)	(166,012)
Net (accretion of discounts) and amortization of premiums	(501,303)	(431,052)
Purchase of investments	(5,141,250)	(8,442,000)
PIK interest capitalized	(182,634)	(78,153)
Proceeds from sales of investments and principal repayments	4,344,000	1,780,000
(Increase)/Decrease in operating assets:
Other receivable	(401,313)	-
Interest receivable	119,417	(270,594)
Paydown receivable	(21,000)	-
Prepaid expenses	(64,278)	(71,515)
Other assets	-	(50,000)
Increase/(Decrease) in operating liabilities:
Income-based incentive fees payable	(1,511,253)	1,051,741
Management fee payable	(3,700)	93,600
Capital gains incentive fees payable	37,465	-
Legal fees payable	3,611	108,452
Transaction fees payable related to the Loan Portfolio Acquisition	4,084,285	-
Valuation fees payable	(2,207)	94,130
Administrator fees payable	(35,212)	24,648
Audit fees payable	89,525	25,165
Directors fees payable	(68,768)	2,719
Professional fees payable	267	(10,679)
Other payables	10,474	(22,740)
Unearned interest income	42,550	-
Due to affiliate	51,142	261
Excise tax payable	(10,655)	(80,566)
Net cash provided by (used in) operating activities	2,299,499	(1,389,462)

Cash flows from financing activities
Offering costs paid	(138,933)	-
Distributions paid	(4,660,638)	(3,914,922)
Net cash provided by (used in) financing activities	(4,799,571)	(3,914,922)

Net increase (decrease) in cash and cash equivalents	(2,500,072)	(5,304,384)
Cash and cash equivalents, beginning of period	32,611,635	35,125,320
Cash and cash equivalents, end of period	$30,111,563	$29,820,936

Supplemental and non-cash financing activities
Reinvestment of dividend distributions	$579	$321
Accrual for deferred financing costs (Note 2)	$41,061	$-
Accrual for deferred offering costs (Note 2)	$1,127,739	$-

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments
September 30, 2024
(Unaudited)
(In thousands)

Portfolio Company (1)(10)(13)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Fair Value Hierarchy (5)	Geographic Region (6)	Non- Qualifying Asset (7)	Principal Amount (8)	Amortized Cost	Fair Value (9)	% of Net Assets
Debt Securities - United States
Real Estate Services
Workbox Holdings, Inc.	Senior Secured First Lien Term Loan	5/20/2024	5/31/2029	Fixed interest rate 6.0% + 6.0% PIK	3	Midwest	No	$1,352	$1,119	$1,260	1.53%
								1,352	1,119	1,260	1.53
Wholesale Trade
Ascend Wellness Holdings, Inc.	Senior Secured Note	7/16/2024	7/16/2029	Fixed interest rate 12.75%	3	Northeast	No	3,500	3,322	3,322	4.02
Curaleaf Holdings, Inc.	Senior Secured Note	10/11/2022	12/15/2026	Fixed interest rate 8.0%	3	Northeast	Yes	4,500	4,102	4,298	5.21
Dreamfields Brands, Inc. (d/b/a Jeeter)	Senior Secured First Lien Term Loan	5/3/2023	5/3/2026	Variable interest rate PRIME(11) + 8.75% (7.5% PRIME Floor)	3	West	No	4,320	4,254	4,320	5.23
PharmaCann, Inc.	Senior Secured Note	6/30/2022	6/30/2025	Fixed interest rate 12.0%	3	Midwest	No	4,250	4,177	4,123	5.00
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Senior Secured First Lien Term Loan	5/26/2022	5/26/2027	Variable interest rate PRIME(11) + 8.5% (4.0% PRIME Floor) + 1.0% PIK	3	West	No	20,066	19,800	19,865	24.06
Verano Holdings Corp.	Senior Secured First Lien Term Loan	10/27/2022	10/30/2026	Variable interest rate PRIME(11) + 6.5% (6.25% PRIME Floor)	3	Midwest	Yes	17,748	17,436	17,925	21.72
								54,384	53,091	53,853	65.24

Total: Debt Securities - United States (66.77%):									54,210	55,113	66.77

Total: Debt Securities (66.77%):									54,210	55,113	66.77

Equity Securities - United States								Shares/ Units
Real Estate Services
Workbox Holdings, Inc.	Series A-1 Preferred Shares	5/20/2024			3	Midwest		358,950	$500	$500	0.60%
Workbox Holdings, Inc.	Series A-3 Preferred Stock Warrant	5/20/2024			3	Midwest		791,258	97	71	0.09
Workbox Holdings, Inc.	Series A-4 Preferred Stock Warrant	5/20/2024			3	Midwest		1,191,769	146	105	0.13
									743	676	0.82

Total: Equity Securities - United States (0.82%):									743	676	0.82

Total: Equity Securities (0.82%):									743	676	0.82

Total Investment in Securities (67.59%):									$54,953	$55,789	67.59%

Cash Equivalents
State Street Institutional U.S. Government Money Market Fund (12)					1				$30,112	$30,112	36.48%
Cash Equivalents (36.48%):									30,112	30,112	36.48

Total Portfolio Investments and Cash Equivalents (104.07%):									$85,065	$85,901	104.07%

(1)	All portfolio companies are located in the United States, as determined by the location of the portfolio company’s headquarters.
(2)	No debt investment is non-income producing as of September 30, 2024. All equity and warrant investments are non-income producing as of September 30, 2024 unless otherwise noted.
(3)	Investment date represents the date of initial investment, at which date interest began accruing.
(4)	Interest rate is the fixed or variable rate of the debt investments.
(5)	See Note 2 – Significant Accounting Policies and Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(6)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(7)
Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2024 the aggregate fair value of non-qualifying assets is $22,223 or 24.89% of the Company’s total assets.

(8)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(9)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(10)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(11)	As of September 30, 2024 PRIME is 8.00%.
(12)	The annualized seven-day yield as of September 30, 2024 is 4.94%.
(13)	As of September 30, 2024, the Company had the following commitment to fund a senior secured loan. Such commitment is subject to the satisfaction of certain conditions set forth in the documents governing the loan and there can be no assurance that such conditions will be satisfied.

(in millions) Portfolio Company	Total loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net commitments
Workbox Holdings, Inc.	$2.83	$1.33	$1.50	$-	$-	$1.50

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

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

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION

Chicago Atlantic BDC, Inc. (formerly, Silver Spike Investment Corp.) (an emerging growth company) (the “Company”, “we” or “our”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31 and elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

On February 4, 2022, the Company’s common stock began trading on the Nasdaq Global Market under the ticker symbol “SSIC,” and we completed our initial public offering of 6,214,286 shares of our common stock, par value $0.01, inclusive of an over-allotment option that was exercised on March 1, 2022 (“IPO”), for approximately $87 million.

The Company is managed by Chicago Atlantic BDC Advisers, LLC (formerly, Silver Spike Capital, LLC) (“Adviser”), a registered investment advisor under the Investment Advisers Act of 1940 with the Securities and Exchange Commission. The Adviser has engaged SS&C Technologies, Inc. and ALPS Fund Services, Inc. (“SS&C”), as sub-administrator, to perform administrative services necessary for the Company to operate.

The Company’s investment objective is to maximize risk-adjusted returns on equity for its shareholders. The Company seeks to drive return on equity by generating current income from debt investments and capital appreciation from equity and equity-related investments. The Company intends to achieve its investment objective by investing primarily in private leveraged lower middle-market and middle-market companies in highly complex and highly regulated industries typically underserved by other capital providers, including investing across the cannabis ecosystem through investments in the form of direct loans to privately held cannabis companies. The Company’s debt investments are often secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. Although the Company focuses on investments in the cannabis industry, the Company may also invest in growth capital and technology companies, esoteric and asset-based lending opportunities, and liquidity solutions opportunities.

On February 20, 2024, the Company announced that the Board of Directors of the Company (the “Board”) unanimously approved an expansion of the Company’s investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet the Company’s investment criteria. The investment strategy change became effective on April 22, 2024.

On October 1, 2024, the Company completed its previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC (“CALP”) of a portfolio of loans (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. See “Note 12 – Subsequent Events” for further information regarding the Loan Portfolio Acquisition.

On October 1, 2024, the Adviser and Chicago Atlantic BDC Holdings, LLC (together with its affiliates, “Chicago Atlantic”), the investment adviser of CALP, consummated a previously announced transaction pursuant to which a joint venture between Chicago Atlantic and the Adviser has been created to combine and jointly operate the Adviser’s, and a portion of Chicago Atlantic’s, investment management businesses (the “Joint Venture”). As the Joint Venture caused the automatic termination of the prior investment advisory agreement between the Company and the Adviser (the “Prior Investment Advisory Agreement”), a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which was approved by the Board, upon the recommendation of its special committee, and the Company’s stockholders, took effect upon the closing of the Joint Venture. The New Investment Advisory Agreement has the same base management and incentive fee as, and otherwise does not materially differ from, the Prior Investment Advisory Agreement.

On October 1, 2024, in connection with the New Investment Advisory Agreement, the Company entered into a new license agreement (the “New License Agreement”) with the Adviser pursuant to which the Adviser has agreed to grant the Company a nonexclusive, royalty-free license to use the name “Chicago Atlantic.” Under the New License Agreement, the Company will have a right to use the “Chicago Atlantic” name, for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Chicago Atlantic” name. The New License Agreement does not materially differ from the prior license agreement between the Company and the Adviser, other than with respect to the licensed name.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
On October 1, 2024, in connection with the New Investment Advisory Agreement, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through September 30, 2025.

In connection with the Loan Portfolio Acquisition and the Joint Venture, the Board and the officers of the Company have changed as follows: (i) Frederick C. Herbst (Independent Director), John Mazarakis (Partner at Chicago Atlantic), and Jason Papastavrou (Independent Director) have joined the Board, to serve until the 2025, 2026, and 2027 annual meetings of stockholders, respectively, and until their respective successors are duly elected and qualified; (ii) Andreas Bodmeier (Partner at Chicago Atlantic) has replaced Mr. Gordon as Chief Executive Officer of the Company; (iii) Mr. Gordon has become Executive Chairman of the Board and Co-Chief Investment Officer of the Company; (iv) Umesh Mahajan has become Co-Chief Investment Officer of the Company in addition to remaining Chief Financial Officer and Secretary of the Company; and (v) Dino Colonna (Partner at the Adviser) has become the President of the Company.

In addition, in connection with the Loan Portfolio Acquisition and the Joint Venture, the Company has been renamed “Chicago Atlantic BDC, Inc.,” and its ticker symbol has been changed to “LIEN,” and the Adviser has been renamed “Chicago Atlantic BDC Advisers, LLC.” The changes to the Company’s name and ticker symbol became effective in the market at the open of business on October 2, 2024.

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

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
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

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
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

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of $30.11 million and $32.61 million, respectively, of which $30.11 million and $32.61 million, respectively, was held in the State Street Institutional U.S. Government Money Market Fund.

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

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, there were no loan investments in the portfolio placed on non-accrual status.

Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,534,647 and $7,702,298 for the three and nine months ended September 30, 2024, respectively. Interest income earned, excluding accretion of discounts and amortization of premiums, was $2,756,231 and $7,674,961 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, $1,635,943 and $1,755,360, respectively, were recorded as interest receivable.

As of September 30, 2024 and December 31, 2023, the Company had $42,550 and $0, respectively, of unearned interest income, which represents interest received in advance but not yet earned. This amount is recorded as a liability on the Statement of Assets and Liabilities and will be recognized as income over the remaining term of the respective loans.

CHICAGO ATLANTIC BDC, INC.

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

Fee Income
All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including administrative, structuring (including with respect to amendments) and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed, and payment is received (generally immediately).

For the three and nine months ended September 30, 2024, the Company earned $489,176 and $813,926, respectively, in fee income. For the three and nine months ended September 30, 2023, the Company earned $31,250 and $162,500, respectively, in fee income. As of September 30, 2024 and December 31, 2023, $401,313 and $0, respectively, of fee income is included as Other receivable in the Statement of Assets and Liabilities.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31, 2022 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022, and intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. For the three and nine months ended September 30, 2024, the Company recorded $31,314 for excise tax. For the three and nine months ended September 30, 2023, the Company did not accrue any excise tax. As of September 30, 2024 and December 31, 2023, $0 and $10,655, respectively, of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of September 30, 2024 and December 31, 2023. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
Costs associated with the offering of common shares of the Company are capitalized as deferred offering and, if any, are included in deferred offering costs on the Statements of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, deferred offering costs were $1,125,739 and $0, respectively. The deferred offering costs will be charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the three and nine months ended September 30, 2024 and 2023, no offering costs were charged to capital. As of September 30, 2024 and December 31, 2023, there were $986,806 and $0, respectively, of offering costs payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition
Cumulative transaction expenses related to the Loan Portfolio Acquisition at September 30, 2024 and December 31, 2023 were $5,780,326 and $711,264, respectively, and consisted primarily of legal fees incurred related to the Loan Portfolio Acquisition. See “Note 12 – Subsequent Events” for further information regarding the Loan Portfolio Acquisition.

For the three and nine months ended September 30, 2024, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $2,429,993 and $5,069,062, respectively. For the three and nine months ended September 30, 2023, the Company did not incur any transaction expenses related to the Loan Portfolio Acquisition. As of September 30, 2024 and December 31, 2023, there were $4,795,549 and $711,264, respectively, of transaction expenses related to the Loan Portfolio Acquisition payable by the Company.

Deferred Financing Costs
Deferred financing costs consist of origination expenses incurred in connection with the anticipated closing of a credit facility, and may include legal, accounting, and other related expenses. These costs are deferred and will be amortized using the straight-line method over the term of the applicable credit facility.

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

In December 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which improves the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently evaluating the impact this ASU will have on our financial position and disclosures, but we do not believe that the Company will be materially impacted by the adoption of ASU 2023-09.

NOTE 3 — INVESTMENTS

The Company’s investments in portfolio companies are primarily in the form of debt investments (secured and unsecured), but may include equity warrants, direct equity investments and derivative investments.

Debt Investments
The Company’s debt investments typically pay interest with some amortization of principal. As of September 30, 2024, 76.5% of the debt investments (based on amortized cost) pay interest on a floating rate basis with a PRIME floor, and 23.5% of the debt investments (based on amortized cost) pay fixed interest. As of December 31, 2023, 84.9% of the debt investments (based on amortized cost) pay interest on a floating rate basis with a PRIME floor, and 15.1% of the debt investments (based on amortized cost) pay fixed interest. We will generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these debt investments. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

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

Derivative Investments
A portion of our portfolio may be comprised of derivatives, including total return swaps. No such derivative instruments were held as of September 30, 2024 or December 31, 2023.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
Portfolio Composition
The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industries. The following tables summarize the composition of the Company’s portfolio investments by industry at amortized cost and fair value and as a percentage of the total portfolio as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$53,091,077	96.6%	$53,852,511	96.5%
Real Estate Services	1,861,427	3.4	1,936,000	3.5
Total	$54,952,504	100.0%	$55,788,511	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Industry	Amount	%	Amount	%
Wholesale Trade	$53,471,317	100.0%	$54,120,000	100.0%
Total	$53,471,317	100.0%	$54,120,000	100.0%

The geographic composition is determined by the location of headquarters of the portfolio company. The following tables summarize the composition of the Company’s portfolio investments by geographic region of the United States at amortized cost and fair value and as a percentage of the total portfolio as of September 30, 2024 and December 31, 2023. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	September 30, 2024
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$24,054,977	43.8%	$24,185,000	43.3%
Midwest	23,473,866	42.7	23,984,000	43.0
Northeast	7,423,661	13.5	7,619,511	13.7
Total	$54,952,504	100.0%	$55,788,511	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Geographic Location	Amount	%	Amount	%
West	$24,910,798	46.5%	$25,069,000	46.4%
Midwest	24,571,197	46.0	24,911,000	46.0
Northeast	3,989,322	7.5	4,140,000	7.6
Total	$53,471,317	100.0%	$54,120,000	100.0%

The following tables summarize the composition of the Company’s portfolio investments by investment type at amortized cost and fair value and as a percentage of the total portfolio as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loans	$42,609,491	77.5%	$43,370,000	77.7%
Senior Secured Notes	11,600,187	21.1	11,742,511	21.1
Equity	742,826	1.4	676,000	1.2
Total	$54,952,504	100.0%	$55,788,511	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Investment	Amount	%	Amount	%
Senior Secured First Lien Term Loans	$45,372,626	84.9%	$46,006,000	85.0%
Senior Secured Notes	8,098,691	15.1	8,114,000	15.0
Total	$53,471,317	100.0%	$54,120,000	100.0%

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
Certain Risk Factors
In the ordinary course of business, the Company manages a variety of risks including market risk, concentration risk, credit risk, liquidity risk, interest rate risk, prepayment risk, risks associated with financial, economic and other global market developments and disruptions, including those arising from war, terrorism, market manipulation, government interventions, defaults and shutdowns, political changes or diplomatic developments, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics) and natural/environmental disasters, which can all negatively impact the securities markets generally. These events can also impair the technology and other operational systems upon which the Company’s service providers rely and could otherwise disrupt the Company’s service providers’ ability to fulfill their obligations to the Company. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of September 30, 2024 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
The Company’s investments measured at fair value by investment type on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at September 30, 2024 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$43,370,000	$43,370,000
Senior Secured Notes	-	-	11,742,511	11,742,511
Equity	-	-	676,000	676,000
Total	$-	$-	$55,788,511	$55,788,511

	Fair Value Measurements at December 31, 2023 Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured First Lien Term Loans	$-	$-	$46,006,000	$46,006,000
Senior Secured Notes	-	-	8,114,000	8,114,000
Total	$-	$-	$54,120,000	$54,120,000

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2024 and December 31, 2023. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over PRIME and Treasuries, respectively, for Senior Secured First Lien Term Loans, as of September 30, 2024 and December 31, 2023.

Investment Type	Fair Value as of September 30, 2024	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)

Senior Secured First Lien Term Loans	$43,370,000	Discounted Cash Flow	Discount Rate	9.9% - 13.5%		11.9%
Senior Secured Notes	11,742,511	Discounted Cash Flow	Discount Rate	7.1% - 12.9%		10.2%
Preferred Equity Securities	500,000	Enterprise Value Market Approach	Enterprise Valuation Multiple	2.25	x	2.25	x
Warrants and Other Equity Securities	176,000	Option Pricing Model	Volatility Factor	47.0%		47.0%
Total	$55,788,511

Investment Type	Fair Value as of December 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)

Senior Secured First Lien Term Loans	$46,006,000	Discounted Cash Flow	Discount Rate	10.1% - 13.5%	12.2%
Senior Secured Notes	8,114,000	Discounted Cash Flow	Discount Rate	7.4% - 13.7%	10.5%
Total	$54,120,000

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2024 and 2023:

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equity	Total Investments
Fair Value as of December 31, 2023	$46,006,000	$8,114,000	$-	$54,120,000
Purchases	1,082,174	3,316,250	742,826	5,141,250
Accretion of discount and fees (amortization of premium), net	316,057	185,246	-	501,303
PIK interest	182,634	-	-	182,634
Proceeds from sales of investments and principal repayments	(4,344,000)	-	-	(4,344,000)
Net realized gain (loss) on investments	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	127,135	127,015	(66,826)	187,324
Balance as of September 30, 2024	$43,370,000	$11,742,511	$676,000	$55,788,511

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2024	$127,135	$127,015	$(66,826)	$187,324

	Senior Secured First Lien Term Loans	Senior Secured Notes	Total Investments
Fair Value as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchases	8,442,000	-	8,442,000
Accretion of discount and fees (amortization of premium), net	233,119	197,933	431,052
PIK interest	78,153	-	78,153
Proceeds from sales of investments and principal repayments	(180,000)	(1,600,000)	(1,780,000)
Net realized gain (loss) on investments	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) on investments	263,095	(97,083)	166,012
Balance as of September 30, 2023	$49,497,000	$7,884,000	$57,381,000

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2023	$263,095	$(97,083)	$166,012

NOTE 5 — RELATED PARTY TRANSACTIONS

Pursuant to the investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), fees payable to the Adviser are equal to (a) a base management fee of 1.75% of the average value of the Company’s gross assets at the end of the two most recent quarters (i.e., total assets held before deduction of any liabilities), which includes investments acquired with the use of leverage and excludes cash and cash equivalents and (b) an incentive fee based on the Company’s performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of the Company’s “Pre-Incentive Fee Net Investment Income” for the quarter, subject to a preferred return, or “hurdle,” of 1.75% per quarter (7% annualized), and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement) and equals 20% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee (the “Incentive Fee on Capital Gains”).

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the Incentive Fee on Capital Gains, as required by U.S. GAAP, we accrue the Incentive Fee on Capital Gains on unrealized capital appreciation exceeding unrealized depreciation. This accrual reflects the Incentive Fee on Capital Gains that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee on Capital Gains with respect to unrealized capital appreciation unless and until such gains are actually realized.

The management fee is payable quarterly in arrears. For the three and nine months ended September 30, 2024, the Company incurred management fee expenses of $253,421 and $745,876, respectively. For the three and nine months ended September 30, 2023, the Company incurred management fee expenses of $264,565 and $760,473, respectively. As of September 30, 2024 and December 31, 2023, $253,421 and $257,121, respectively, remained payable.

For the three and nine months ended September 30, 2024, the Company incurred income-based incentive fee expenses of $0 and $328,503, respectively. For the three and nine months ended September 30, 2023, the Company incurred income-based incentive fee expenses of $405,247 and $1,051,741, respectively. As of September 30, 2024 and December 31, 2023, $0 and $1,511,253, respectively, remained payable.

For the three and nine months ended September 30, 2024, the Company incurred capital gains incentive fee expenses of $(35,904) and $37,465, respectively. For the three and nine months ended September 30, 2023, the Company incurred capital gains incentive fee expenses of $(5,000) and $0, respectively. As of September 30, 2024 and December 31, 2023, $125,048 and $87,583, respectively, remained payable.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
Pursuant to the administration agreement between the Company and the Adviser (the “Administration Agreement”), the Company is to reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by the Adviser in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of the Adviser’s employees or any overhead expenses. However, we may reimburse the Adviser for an allocable portion of the compensation paid by the Adviser to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). For the three and nine months ended September 30, 2024 and 2023, the Adviser has waived any expense reimbursement, other than those associated with the delegation of its obligations to the sub-administrator and the use of temporary accounting services.

For the three and nine months ended September 30, 2024, the Company paid $499 and $499, respectively, for expenses paid on the Company’s behalf. For the three and nine months ended September 30, 2023, the Company paid $4,993 and $6,192, respectively, as reimbursement to the Adviser for expenses paid on the Company’s behalf. Due to affiliate in the accompanying Statements of Assets and Liabilities in the amount of $51,142 and $0 as of September 30, 2024 and December 31, 2023, respectively, is due to the Adviser for expenses paid on the Company’s behalf.

The Adviser was the seed investor of the Company and provided initial funding to the Company by purchasing approximately 4.5 million shares of the Company’s common stock in the Company’s initial public offering. The Adviser provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. In addition, CALP purchased approximately 16.6 million shares of the Company’s common stock in connection with the Loan Portfolio Acquisition with the intention of distributing such shares of the Company’s common stock to CALP’s members within six months of the Loan Portfolio Acquisition. The Adviser and CALP do not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock, or distribute the Company’s common stock to their members (who may, in turn, sell the Company’s common stock subject to certain holding period requirements), at a future point in time. In order for the Adviser’s or CALP’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Adviser or CALP to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by the Adviser, CALP, their members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

As of November 5, 2024, the Adviser and CALP collectively hold approximately 83% of the Company’s voting stock and have the ability to exercise substantial control over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of the Company’s charter, the Company’s ability to issue its common stock at a price below NAV per share, and the approval of any merger or other extraordinary corporate action.

The Adviser absorbed $1.23 million, representing the cost of the sales load (i.e., underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock. The Company will not incur any additional expenses with this transaction.

During the three and nine months ended September 30, 2024, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. During the three and nine months ended September 30, 2023, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 7 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company’s commitments and contingencies include unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of September 30, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $1.5 million. The Company has identified no unfunded commitments as of December 31, 2023.

The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
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
Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2024, there are no material legal matters or material litigation pending of which the Company is aware.

NOTE 7 — COMMON STOCK

As of September 30, 2024, 100,000,000 shares of $0.01 par value common stock were authorized.

Distributions

The following table summarizes distributions declared and paid by the Company during the nine months ended September 30, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741

The following table summarizes distributions declared and paid by the Company during the nine months ended September 30, 2023:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,374
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar dividend reinvestment plan for their clients. During the nine months ended September 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	31

During the nine months ended September 30, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21

CHICAGO ATLANTIC BDC, INC.

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

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net increase (decrease) in net assets resulting from operations	$(165,012)	$1,273,882	$1,647,660	$4,842,366
Weighted Average Shares Outstanding — basic and diluted	6,214,965	6,214,673	6,214,952	6,214,672
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.03)	$0.20	$0.27	$0.78

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2024 and December 31, 2023.

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

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
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

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the six months ended September 30, 2024 and the tax year ended March 31, 2024, were as follows:

	For the tax period from April 1, 2024 through September 30, 2024	For the tax year from April 1, 2023 through March 31, 2024
Ordinary income	$3,107,479	$9,819,273
	3,107,479	9,819,273

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of September 30, 2024, March 31, 2024 and December 31, 2023:

	September 30, 2024	March 31, 2024	December 31, 2023
Tax cost of investments and cash equivalents	$85,064,067	$86,762,991	$86,082,952
Unrealized appreciation	$973,473	$1,363,524	$784,052
Unrealized depreciation	$(137,466)	$(115,221)	$(135,369)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$836,007	$1,248,303	648,683

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
NOTE 11 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the nine months ended September 30, 2024 and 2023:

	For the nine months ended
	September 30, 2024	September 30, 2023
Per share data:
Net asset value at beginning of period	$13.77	$13.91
Net investment income (loss) (1)	0.23	0.79
Net realized and unrealized gains/(losses) on investments (1)	0.03	(0.01)
Net increase/(decrease) in net assets resulting from operations	0.26	0.78
Distributions from net investment income (loss) (4)	(0.75)	(0.63)
Net asset value at end of period	$13.28	$14.06
Net assets at end of period	$82,539,642	$87,402,852
Shares outstanding at end of period	6,214,995	6,214,705
Weighted average net assets	$84,768,322	$88,458,750

Per share market value at end of period	$10.64	$9.68
Total return based on market value (2)	35.15%	(1.22)%
Total return based on net asset value (2)	3.39%	7.66%

Ratio/Supplemental data:
Ratio of expenses to average net assets (3)	8.92%	3.82%
Ratio of net investment income (loss) to average net assets (3)	1.72%	5.52%
Portfolio turnover (3)	7.96%	3%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
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

Loan Portfolio Acquisition

On October 1, 2024, the Company completed its previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC (“CALP”) of a portfolio of loans (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. Upon the closing of the Loan Portfolio Acquisition, there were 22,820,367 shares of the Company’s common stock outstanding.

The Loan Portfolio Acquisition will be accounted for as an asset acquisition by the Company, with the Loan Portfolio accounted for at fair value both at the acquisition date and prospectively. The transaction costs incurred by the Company for the asset acquisition were expensed as incurred, because the acquired assets consist of a loan portfolio that is accounted for prospectively at fair value. In addition to transaction costs, there were deferred offering costs associated with the issuance of equity securities which were capitalized and charged to capital upon the issuance of shares of the Company’s common stock concurrently with the completion of the Loan Portfolio Acquisition.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
The following table sets forth certain unaudited information, as of September 28, 2024, for each debt investment added to the Company’s portfolio upon the closing of the Loan Portfolio Acquisition.

Issuer	Industry	Instrument	Reference Rate	Floor	Spread	Total Coupon	Maturity	Principal	Transaction Fair Value (k)

Aeriz Holdings Corp.	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	7.00%	6.00% Cash 2.00% PIK	16.00%(c)	6/30/2025	$10,471,115	$10,400,871
Archos Capital Group, LLC	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	8.50%	5.75% Cash	14.25% Cash	12/31/2024	1,800,824	1,812,492
Aura Home, Inc.	Consumer Products	First Lien Senior Secured Term Loan	4.84%(b)	4.00%	7.50% Cash	12.34% Cash	9/22/2025	3,325,000	3,275,125

Deep Roots Harvest, Inc.	Cannabis	First Lien Senior Secured Delayed Draw Term Loan – Unfunded	8.00%(a)	8.00%	6.50% Cash	14.50% Cash	8/15/2027	5,000,000	4,850,000
Dreamfields Brands, Inc. (Jeeter)	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	7.50%	8.75% Cash	16.75% Cash	5/3/2026	23,550,000	23,865,963
Elevation Cannabis, LLC	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	8.50%	7.75% Cash	16.25% Cash	12/31/2026	14,750,000	14,500,582
Flowery – Bill’s Nursery, Inc.	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	Fixed	n/a	n/a	11.00% Cash 5.00% PIK	12/31/2025	9,494,063	9,568,960
HA-MD, LLC	Cannabis	First Lien Senior Secured Term Loan	Fixed	n/a	n/a	15.00% Cash	6/6/2026	3,395,000	3,436,023
Hartford Gold Group, LLC	Precious Metals	First Lien Senior Secured Term Loan	4.84%(b)	1.50%	9.85% Cash	14.69% Cash	11/30/2024	91,043	92,146
Hartford Gold Group, LLC	Precious Metals	First Lien Senior Secured Term Loan	4.84%(b)	1.50%	9.85% Cash	14.69% Cash	12/17/2025	543,132	527,991
Hartford Gold Group, LLC	Precious Metals	First Lien Senior Secured Term Loan	4.84%(b)	1.50%	9.85% Cash	14.69% Cash	1/6/2027	1,927,965	1,671,784
Minden Holdings, LLC	Real Estate	First Lien Senior Secured Term Loan	8.00%(a)	n/a	7.25% Cash	15.25% Cash	5/31/2026	3,000,000	3,038,063
Nova Farms, LLC	Cannabis	First Lien Senior Secured Term Loan	8.00%(a)	8.50%	6.50% Cash	15.00% Cash	3/28/2027	16,050,000	15,017,271
Oasis – AZ GOAT AZ LLC	Cannabis	First Lien Senior Secured Term Loan	8.00%(a)	8.00%	7.50% Cash	15.50% Cash	3/31/2026	5,400,000	5,388,600
Proper Holdings, LLC	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	Fixed	n/a	n/a	11.00% Cash 2.00% PIK	5/30/2025	4,544,484	4,592,075
Protect Animals With Satellites LLC (Halo Collar)	Consumer Products	First Lien Senior Secured Term Loan	8.00%(a)	8.50%	1.75% Cash 3.00% PIK	13.25%(e)	11/1/2026	3,687,984	3,450,749
Protect Animals With Satellites LLC (Halo Collar)	Consumer Products	Incremental First Lien Senior Secured Term Loan	8.00%(a)	8.50%	1.75% Cash 3.00% PIK	13.25%(e)	11/1/2026	2,000,000	1,870,611
Remedy – Maryland Wellness, LLC	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	5.00%	7.50% Cash 3.50% PIK	19.00%(f)	8/4/2025	3,243,569	3,213,431
RTCP, LLC (f/k/a RevTek Capital, LLC)	Financial Intermediary	First Lien Senior Secured Note	Fixed	n/a	n/a	15.00% Cash	10/2/2028	22,000,000	22,265,833
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Cannabis	First Lien Senior Secured Term Loan	8.00%(a)	4.00%	8.50% Cash 1.00% PIK	17.50%(d)	5/26/2026(l)	13,781,063	14,310,218
SimSpace Corp.	Information Technology Services	First Lien Senior Secured Term Loan	8.00%(a)	8.25%	10.00% Cash	18.50% Cash	11/1/2025	6,775,077	6,977,670
Story of Maryland, LLC	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	3.25%	8.75% Cash 2.00% PIK	18.75%(i)	10/4/2024	9,000,000	9,072,188
Subsero Holdings – Illinois, Inc.	Cannabis	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	7.00%	7.00% Cash 2.00% PIK	17.00%(g)	7/29/2026	2,996,239	2,942,693
Sunny Days Enterprises, LLC	Healthcare	First Lien Senior Secured Delayed Draw Term Loan	8.00%(a)	3.50%	4.75% Cash 8.00% PIK	20.75%(h)	3/31/2025	2,871,079	2,948,937
Verano Holdings Corp.	Cannabis	First Lien Senior Secured Term Loan	8.00%(a)	6.25%	6.50% Cash	14.50% Cash	10/30/2026	34,245,350	34,994,818
West Creek Financial Holdings, Inc. d/b/a Koalafi	Consumer Services	Series A Senior Note	Fixed	n/a	n/a	13.80% Cash 5.00% PIK(j)	11/29/2027	5,081,746	5,133,298
Youth Opportunity Investments, LLC	Healthcare	First Lien Senior Secured Term Loan	4.84%(b)	4.00%	7.75% Cash	12.59% Cash	9/18/2026	10,507,813	10,402,734
								$219,532,543	$219,621,125

(a)	Reference Rate and Total Coupon for floating rate loans are based on the market Prime Rate of 8.00% as of September 28, 2024.
(b)	Reference Rate and Total Coupon for floating rate loans are based on the market SOFR of 4.84% as of September 28, 2024.
(c)	Total Coupon for Aeriz Holdings Corp. includes 2.00% PIK.
(d)	Total Coupon for STIIIZY, Inc. includes 1.00% PIK.
(e)	Total Coupon for Protect Animals With Satellites LLC (Halo Collar) includes 3.00% PIK.
(f)	Total Coupon for Remedy – Maryland Wellness, LLC includes 3.50% PIK.
(g)	Total Coupon for Subsero Holdings – Illinois, Inc. includes 2.00% PIK.
(h)	Total Coupon for Sunny Days Enterprises, LLC includes 8.00% PIK.
(i)	Total Coupon for Story of Maryland, LLC includes 2.00% PIK.
(j)	Total Coupon for West Creek Financial Holdings, Inc. includes 5.00% PIK.
(k)
Transaction Fair Value represents the fair value, as of September 28, 2024, determined by the Company for such investment for purposes of the Loan Portfolio Acquisition. For each investment, Transaction Fair Value includes fair value and accrued but unpaid interest (including uncapitalized payment-in-kind interest) through September 28, 2024, for such investment (if any).

(l)	STIIIZY, Inc. maturity date was amended to 5/26/2027 on September 30, 2024.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements
(Unaudited)
The transaction fair value determinations in the above table were made pursuant to the requirements of, and solely for the purposes of, the Loan Portfolio Acquisition Agreement. The transaction fair value information was not audited or reviewed or approved for purposes of financial statement preparation or as part of a comprehensive statement of the Company’s financial results. In that regard, there can be no assurance that the Company’s final results for the fiscal year ending December 31, 2024 will not differ materially from this information. The information presented in the above table should not be viewed as a substitute for interim financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  The financial data included in the above table has been prepared by, and is the responsibility of, the Company’s management.

Subsequent Investments

On October 4, 2024, the Company exited its debt investment in Story of Maryland, LLC. The Company received payment in full of $9.01 million on its first lien senior secured delayed draw term loan.

On October 11, 2024, the Company invested an additional $6.82 million in STIIIZY, Inc.’s first lien senior secured term loan maturing on May 26, 2027 for a net consideration of $6.68 million.

On October 23, 2024, the Company funded the $5.00 million unfunded commitment that the Company assumed in connection with the Loan Portfolio Acquisition with respect to Deep Roots Harvest, Inc.’s first lien senior secured term loan maturing on August 15, 2027 for a net consideration of $4.86 million.

On November 4, 2024, the Company invested $3.00 million in Tulip.IO Inc.’s first lien senior secured term loan maturing on November 4, 2028 for a net consideration of $2.97 million.

CHICAGO ATLANTIC BDC, INC.

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

We are a specialty finance company focused on investing in companies in highly complex and highly regulated industries typically underserved by other capital providers, including investing across the cannabis ecosystem through investments in the form of direct loans to privately held cannabis companies. Although we focus on investments in the cannabis industry, we may also invest in growth capital and technology companies, esoteric and asset-based lending opportunities, and liquidity solutions opportunities as described further below.

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on, among other things, what we believe to be nascent cannabis industry growth, and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. To date, we have invested in first lien secured, fixed and floating rate debt with terms of two to four years. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $60 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $559 million of potential investments in varying stages of underwriting.

The Company is currently exploring various financing options.

The following describes the four primary current sub-strategies of our principal investment strategy. We are not required to have a minimum investment in any of these sub-strategies.

Cannabis

All of our cannabis investments are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We will make equity investments only in companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, including U.S. federal laws. We may make loans to companies that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We are externally managed by the Adviser and seek to expand the compliant cannabis investment activities of the Adviser’s leading investment platform in the cannabis industry. We primarily seek to partner with private equity firms, entrepreneurs, business owners and management teams to provide credit and equity financing alternatives to support buyouts, recapitalizations, growth initiatives, refinancings and acquisitions across cannabis companies, including cannabis-enabling technology companies, cannabis-related health and wellness companies, and hemp and cannabidiol (“CBD”) distribution companies. Under normal circumstances, each such cannabis company derives at least 50% of its revenues or profits from, or commits at least 50% of its assets to, activities related to cannabis at the time of our investment in the cannabis company. We are not required to invest a specific percentage of our assets in such cannabis companies, and we may make debt and equity investments in other companies regardless of sector.

The Adviser seeks to invest in cannabis companies that it believes have some or all of the following characteristics:

•	Growth or EBITDA positive entities

•	Companies that require capital but do not want to dilute their equity

•	Companies that are showing strong cash flow performance with low leverage profiles

•	Transactions tend to be attractively priced and have better than normal covenants and amortization due to complexity of the industry

•	Low debt to enterprise value

Growth Capital & Technology
Our growth capital and technology sub-strategy is focused on industry leaders and disruptive companies that are experiencing strong growth trajectories and typically need capital to support continued revenue growth or expansion of the business. In most cases, these businesses have found a niche in their respective markets, proven their customer value proposition, and have already reached significant revenue milestones. These businesses include both private equity and venture capital backed businesses, as well as non-sponsor backed companies.  In most cases, a significant amount of equity capital has been raised, resulting in low overall loan to enterprise value.

The Adviser seeks to invest in growth capital and technology focused companies that it believes have some or all of the following characteristics:

•	Industry leaders and disruptive companies experiencing strong growth

•	Companies that have raised significant equity capital validating market value

•	Industry focus typically includes software, hardware, e-commerce and direct to consumer

•	Liquidity covenants that ensure such company has adequate cash runway

•	Low debt to enterprise value

•	Profitable or demonstrated path to near term profitability

Esoteric & Asset-Based Lending
The esoteric and asset-based lending sub-strategy is focused on established companies with strong cash flow profiles in industries that carry idiosyncratic or reputational risks, which limit access to traditional sources of capital. The sub-strategy also includes companies or opportunities that have strong asset collateral coverage, low loan values or other attractive risk-reward features. The lack of access to traditional sources of capital typically enables us to extract lender-friendly terms and covenants from companies with relatively low leverage and overall credit risk.

The Adviser seeks to invest in esoteric and asset-based lending companies that it believes have some or all of the following characteristics:

•	Structured credit and asset-based loans, receivables pools and equipment

•	Companies that are showing strong cash flow performance with low leverage profiles, but the industries carry regulatory, reputational or other risks

•	Transactions tend to be attractively priced and have better than normal covenants and amortization due to complexity of the industry or situation

•	Low debt to asset values and/or enterprise values

Liquidity Solutions
The liquidity solutions lending sub-strategy is typically focused on event-driven opportunities including, but not limited to, mergers, acquisitions, refinancings, dividend recaps or other strategically driven liquidity needs to established businesses. These businesses also tend to be in complex industries, have time-sensitive aspects to financing, or require idiosyncratic structuring expertise that enables us to extract relatively lender friendly terms and covenants.

The Adviser seeks to invest in liquidity solutions opportunities that it believes have some or all of the following characteristics:

•	Financing is typically event driven

•	Companies that are pursuing a merger, acquisition, refinancing, dividend recap, or other strategic liquidity need

•	Companies that are showing strong cash flow performance with low leverage profiles

•	Companies that have multiple areas of value and liquidity in addition to the underlying business

•	Low debt to enterprise value

•	Industry agnostic

None of our investment policies are fundamental, and thus may be changed without stockholder approval.

We are externally managed by the Adviser. The Adviser also provides the administrative services necessary for us to operate. We believe that our ability to leverage the existing investment management platform of Chicago Atlantic enables us to operate more efficiently and with lower overhead costs than other funds of comparable size.

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

Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2024, our investment portfolio had an aggregate fair value of approximately $55.8 million and was comprised of approximately $43.4 million in first lien, senior secured loans, approximately $11.7 million in senior secured notes and approximately $0.7 million in equity securities across seven portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $54.1 million and was comprised of approximately $46.0 million in first lien, senior secured loans, and approximately $8.1 million in senior secured notes across five portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments are shown in the following tables as of September 30, 2024 and December 31, 2023.

	September 30, 2024
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	77.5%	77.7%
Senior Secured Notes	21.1	21.1
Equity	1.4	1.2
Total	100.0%	100.0%

	December 31, 2023
Type	Amortized Cost	Fair Value
Senior Secured First Lien Term Loans	84.9%	85.0%
Senior Secured Notes	15.1	15.0
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of September 30, 2024 and December 31, 2023. The geographic composition is determined by the location of the headquarters of the portfolio company.

	September 30, 2024
Geographic Region	Amortized Cost	Fair Value
West	43.8%	43.3%
Midwest	42.7	43.0
Northeast	13.5	13.7
Total	100.0%	100.0%

	December 31, 2023
Geographic Region	Amortized Cost	Fair Value
West	46.5%	46.4%
Midwest	46.0	46.0
Northeast	7.5	7.6
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of September 30, 2024 and December 31, 2023.

	September 30, 2024
Industry	Amortized Cost	Fair Value
Wholesale Trade	96.6%	96.5%
Real Estate Services	3.4	3.5
Total	100.0%	100.0%

	December 31, 2023
Industry	Amortized Cost	Fair Value
Wholesale Trade	100.0%	100.0%
Total	100.0%	100.0%

Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2024 and December 31, 2023, we had two portfolio companies that represented 67.7% and 77.0% respectively, of the fair values of our portfolio. As of September 30, 2024 and December 31, 2023, our largest portfolio company represented 35.6% and 38.7%, respectively, of the total fair values of our investments in portfolio companies.

Investment Activity
The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning Portfolio, at fair value	$54,120,000	$50,254,550
Purchases	5,141,250	8,442,000
Accretion of discount and fees (amortization of premium), net	501,303	431,052
PIK interest	182,634	78,153
Proceeds from sales of investments and principal repayments	(4,344,000)	(1,780,000)
Net realized gain/(loss) on investments	-	(210,767)
Net change in unrealized appreciation/(depreciation) on investments	187,324	166,012
Ending Portfolio, at fair value	$55,788,511	$57,381,000

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

The following tables show the distribution of our investments on the 1 to 5 investment risk rating scale at fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	55,788,511	100.00
3	-	-
4	-	-
5	-	-
Total	$55,788,511	100.00%

December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	54,120,000	100.00
3	-	-
4	-	-
5	-	-
Total	$54,120,000	100.00%

Debt Investments on Non-Accrual Status
As of September 30, 2024 and December 31, 2023, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and nine months ended September 30, 2024 and 2023.

Investment Income
The following table sets forth the components of investment income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest income	$2,465,150	$2,740,665	$7,519,664	$7,596,808
Accretion of discount and fees (amortization of premium), net	152,124	129,494	501,303	431,052
Payment in-kind interest	69,497	15,566	182,634	78,153
Total interest income	2,686,771	2,885,725	8,203,601	8,106,013
Fee income	489,176	31,250	813,926	162,500
Total investment income	$3,175,947	$2,916,975	$9,017,527	$8,268,513

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

For the three and nine months ended September 30, 2024, total investment income was approximately $3.2 million and $9.0 million, which is attributable to $0.5 million and $0.8 million of fee income related to commitment fees, advisory fees, amendment fees and administrative fees and $2.7 million and $8.2 million of interest income, respectively. For the three and nine months ended September 30, 2023, total investment income was approximately $2.9 million and $8.3 million, which is attributable to $0.0 million and $0.2 million of fee income related to administrative and amendment fees and $2.9 million and $8.1 million of interest income, respectively.

Operating Expenses

The table below provides a detailed breakdown of the operating expenses for the nine months ended September 30, 2024 and 2023:

	For the Nine months ended	For the Nine months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Transaction expenses related to the Loan Portfolio Acquisition	$5,069,062	$-	$5,069,062	100%
Management fee	745,876	760,473	(14,597)	-2%
Income-based incentive fees	328,503	1,051,741	(723,238)	-69%
Audit expense	299,225	409,365	(110,140)	-27%
Administrator fees	298,132	250,314	47,818	19%
Legal expenses	200,073	334,308	(134,235)	-40%
Insurance expense	199,430	202,597	(3,167)	-2%
Other expenses	107,213	61,918	45,295	73%
Director expenses	80,311	105,913	(25,602)	-24%
Professional fees	74,694	51,808	22,886	44%
Valuation fees	50,043	116,955	(66,912)	-57%
Capital gains incentive fees	37,465	-	37,465	100%
Custodian fees	35,850	36,000	(150)	0%
Excise tax expense	31,314	-	31,314	100%
Total expenses	$7,557,191	$3,381,392	$4,175,799	123%

Net Investment Income
Net investment income was approximately $0.0 million and $1.5 million for the three and nine months ended September 30, 2024, as compared to approximately $1.6 million and $4.9 million for the three and nine months ended September 30, 2023, respectively. The fluctuation in net investment income is primarily due to transaction fees of $2.4 million and $5.1 million incurred in connection with the Loan Portfolio Acquisition during the three and nine months ended September 30, 2024, although the impact of such fees was partially offset by the increases in investment income during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, as discussed above. While we consider these fees to be largely non-recurring and anticipate less transaction fees going forward, we acknowledge the possibility of unforeseen transaction-related costs in future periods.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no sales or redemptions of investments during the three and nine months ended September 30, 2024. There was $0 and $210,767 in net realized losses from the sale of an investment during the three and nine months ended September 30, 2023, respectively.

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

Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2024 and 2023 is comprised of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross unrealized appreciation	$101,825	$-	$282,329	$365,811
Gross unrealized depreciation	(281,349)	(343,104)	(95,005)	(199,799)
Total net change in unrealized appreciation (depreciation) from investments	$(179,524)	$(343,104)	$187,324	$166,012

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Verano Holdings Corp.	$(33,696)	$(33,861)	$13,915	$90,950
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	(134,430)	(129,301)	(2,750)	212,530
Curaleaf Holdings, Inc.	50,692	(45,744)	45,173	62,331
MariMed Inc.	-	(39,029)	-	(8,165)
Dreamfields Brands, Inc. (d/b/a Jeeter)	(8,223)	(32,298)	(25,429)	(32,220)
PharmaCann, Inc.	40,560	(62,871)	81,842	(159,414)
Workbox Holdings, Inc.	10,573		141,399	-
Workbox Holdings, Inc, A-1 Preferred	-		-	-
Workbox Holdings, Inc: A-3 Warrants	(41,000)	-	(25,785)	-
Workbox Holdings, Inc: A-4 Warrants	(64,000)		(41,041)
Ascend Wellness Holdings, Inc.	-	-	-	-
Total net change in unrealized appreciation (depreciation) on investments	$(179,524)	$(343,104)	$187,324	$166,012

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

Our primary use of funds will be investments in debt and equity securities, dividend payments to holders of our common stock who opt out of the DRIP, and the payment of operating expenses. As of September 30, 2024 and December 31, 2023, we had cash resources of approximately $30.1 million and $32.6 million, respectively, and no indebtedness.

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

All of our investments as of September 30, 2024 and December 31, 2023 are categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s debt investments may vary and may include yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant investments may vary and may include EBITDA multiples, revenue multiples and asset multiples. Significant increases (decreases) in EBITDA, revenue and asset multiple inputs in isolation would result in a significantly higher (lower) fair value assessment.

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

Other Contractual Obligations

We have certain commitments pursuant to our Investment Advisory Agreement that we have entered into with the Adviser. We have agreed to pay a fee for investment advisory services consisting of two components: a base management fee and an incentive fee. Payments under the Investment Advisory Agreement will be equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. See “Item 1. Business—Investment Advisory Agreement.” We have also entered into a contract with the Adviser to serve as our administrator. Payments under the Administration Agreement will be reimbursements to the Adviser for the costs and expenses incurred by the Adviser in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by the Adviser in connection with the delegation of its obligations to a sub-administrator. The Company is not responsible for the compensation of the Adviser’s employees and overhead expenses. See “Item 1. Business—Administration Agreement.”

Unfunded Commitments

The Company’s commitments and contingencies include unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of September 30, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $1.5 million. The Company has identified no unfunded commitments as of December 31, 2023.

The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Common Stock

Our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the symbol “SSIC” in connection with our IPO of shares of our common stock. On October 2, 2024, our ticker symbol changed to “LIEN.”

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On November 5, 2024, the last reported closing sales price of our common stock on the Nasdaq Global Market was $12.86 per share, which represented a discount of approximately 3.2% to our net asset value per share of $13.28 as of September 30, 2024.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2024
Fourth Quarter (Through November 5, 2024)	*	$13.24	$10.73	*	*	*
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	$0.63	(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%	-
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the end of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	On November 8, 2022, our Board of Directors approved a change to our fiscal year end from March 31 to December 31.
(5)	Shares of our common stock began trading on the Nasdaq Global Market on February 4, 2022 under the trading symbol “SSIC.” On October 2, 2024, our ticker symbol changed to “LIEN.”
(6)	Consists of a quarterly dividend and a special dividend.
*	Not determined at time of filing.

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

Holders

As of November 5, 2024, there were approximately 9 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741

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

During the nine months ended September 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	31

During the nine months ended September 30, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2024 or the fiscal year ended December 31, 2023.

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

On October 1, 2024, the Company completed its previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC (“CALP”) of a portfolio of loans (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. See “Note 12 – Subsequent Events” in the notes to the financial statements included with this quarterly report on Form 10-Q for further information regarding the Loan Portfolio Acquisition.

On October 1, 2024, the Adviser and Chicago Atlantic BDC Holdings, LLC (together with its affiliates, “Chicago Atlantic”), the investment adviser of CALP, consummated a previously announced transaction pursuant to which a joint venture between Chicago Atlantic and the Adviser has been created to combine and jointly operate the Adviser’s, and a portion of Chicago Atlantic’s, investment management businesses (the “Joint Venture”). As the Joint Venture caused the automatic termination of the prior investment advisory agreement between the Company and the Adviser (the “Prior Investment Advisory Agreement”), a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which was approved by the Board, upon the recommendation of its special committee, and the Company’s stockholders, took effect upon the closing of the Joint Venture. The New Investment Advisory Agreement has the same base management and incentive fee as, and otherwise does not materially differ from, the Prior Investment Advisory Agreement.

On October 1, 2024, in connection with the New Investment Advisory Agreement, the Company entered into a new license agreement (the “New License Agreement”) with the Adviser pursuant to which the Adviser has agreed to grant the Company a nonexclusive, royalty-free license to use the name “Chicago Atlantic.” Under the New License Agreement, the Company will have a right to use the “Chicago Atlantic” name, for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Chicago Atlantic” name. The New License Agreement does not materially differ from the prior license agreement between the Company and the Adviser, other than with respect to the licensed name.

On October 1, 2024, in connection with the New Investment Advisory Agreement, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through September 30, 2025.

In connection with the Loan Portfolio Acquisition and the Joint Venture, the Board and the officers of the Company have changed as follows: (i) Frederick C. Herbst (Independent Director), John Mazarakis (Partner at Chicago Atlantic), and Jason Papastavrou (Independent Director) have joined the Board, to serve until the 2025, 2026, and 2027 annual meetings of stockholders, respectively, and until their respective successors are duly elected and qualified; (ii) Andreas Bodmeier (Partner at Chicago Atlantic) has replaced Mr. Gordon as Chief Executive Officer of the Company; (iii) Mr. Gordon has become Executive Chairman of the Board and Co-Chief Investment Officer of the Company; (iv) Umesh Mahajan has become Co-Chief Investment Officer of the Company in addition to remaining Chief Financial Officer and Secretary of the Company; and (v) Dino Colonna (Partner at the Adviser) has become the President of the Company. Each officer of the Company will serve until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

Frederick C. Herbst served as Chief Financial Officer of Ready Capital Corporation, a commercial mortgage REIT, and Managing Director of Waterfall Asset Management, LLC, an SEC-registered institutional asset manager, from 2009 until he retired in June 2019. At Ready Capital Corporation, Mr. Herbst was responsible for all finance and accounting operations for the company and oversaw Ready Capital Corporation’s conversion to a public company via a reverse merger with a previously existing public company. From 2005 to 2009, Mr. Herbst was Chief Financial Officer of Clayton Holdings, Inc., a publicly traded provider of analytics and due diligence services to participants in the mortgage industry. Prior to Clayton Holdings, Mr. Herbst was Chief Financial Officer of Arbor Realty Trust, Inc., a publicly traded commercial mortgage REIT, from 2003 until 2005, and of Arbor Commercial Mortgage, LLC, from 1999 until 2005. Prior to joining Arbor, Mr. Herbst was Chief Financial Officer of The Hurst Companies, Inc., Controller with The Long Island Savings Bank, FSB, Vice President Finance with Eastern States Bankcard Association and a Senior Manager with Ernst & Young. Mr. Herbst has served as a member of the board of directors of Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), a commercial mortgage REIT, since 2021. Mr. Herbst holds a B.A. in Accounting from Wittenberg University and became a licensed Certified Public Accountant in 1983.

John Mazarakis co-founded Chicago Atlantic Group, LP (“CAG”) in April 2019 and has served as Chicago Atlantic Real Estate Finance, Inc.’s Executive Chairman since its inception in 2021. As a proven entrepreneur and operator with successful ventures in real estate, retail, hospitality and food logistics, Mr. Mazarakis brings over 20 years of entrepreneurial, operational, and managerial experience. He has built a 35+ restaurant chain with more than 1,200 employees, established a real estate portfolio of over 30 properties, developed over 1 million square feet of commercial real estate, and completed multiple real estate financing transactions, at a cumulative annual growth rate exceeding 25%. He has invested in and served as an advisor to multiple successful startups. Mr. Mazarakis has served as a member of the board of directors of Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), a commercial mortgage REIT, since 2021. Mr. Mazarakis holds a Bachelor of Arts in Economics from the University of Delaware and an MBA from The University of Chicago Booth School of Business.

Jason Papastavrou founded ARIS Capital Management, LLC, a wealth management firm, in 2004 and currently serves as its Chief Executive Officer. Previously, Dr. Papastavrou was the founder and managing director of the Fund of Hedge Funds Strategies Group of Banc of America Capital Management (BACAP), president of BACAP Alternative Advisors, and a senior portfolio manager with Deutsche Asset Management. Dr. Papastavrou has served as a member of the board of directors of Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), a commercial mortgage REIT, since 2021, and as a member of the board of directors of GXO Logistics (NYSE: GXO), a publicly traded pure-play contract logistics company, since August 2021; and previously served on the board of directors of XPO Logistics, Inc. (NYSE: XPO), a publicly traded leading provider of freight transportation, from September 2011 to August 2021, and on the board of directors of United Rentals, Inc. (NYSE: URI), a publicly traded equipment rental company, from April 2005 to May 2020. Dr. Papastavrou was a tenured professor at the School of Industrial Engineering at Purdue University and holds a B.S. in mathematics, and a M.S. and a Ph.D. in electrical engineering and computer science from the Massachusetts Institute of Technology.

Andreas Bodmeier co-founded CAG in April 2019 and has served as Chicago Atlantic Real Estate Finance, Inc.’s Co-President and Chief Investment Officer since its inception in 2021. From October 2019 until December 2020, Dr. Bodmeier was a Senior Advisor to the Deputy Secretary in the Immediate Office of the Secretary at the United States Department of Health and Human Services focused on policy evaluation and the Department’s response to COVID-19. From June 2015 until March 2019, Dr. Bodmeier was President of Quantitative Treasury Analytics, LLC, a boutique consulting firm focused on risk management for corporate clients as well as advising on capital structure decisions and investor relations. From May 2017 until March 2019, Dr. Bodmeier was Co-founder, Chief Investment Officer, and Chief Compliance Officer of Kinetik Finance, Inc., an SEC-registered online investment adviser for 401(k) or 403(b) retirement accounts, where he built the firm’s investment methodology and compliance program. Dr. Bodmeier has also served as a consultant for hedge funds, proprietary trading firms, commercial and consumer lenders, and pharmaceutical companies. His academic research at The University of Chicago Booth School of Business focused on capital market anomalies, portfolio allocation, and risk management. Dr. Bodmeier holds a Ph.D. in Finance and MBA from The University of Chicago Booth School of Business. Dr. Bodmeier received a B.Sc. in Mathematics and a B.Sc. in Physics from Freie University Berlin, Germany, a B.Sc. in Business Economics from University of Hagen, Germany, and a M.Sc. in Statistics from Humboldt University Berlin, Germany.

Dino Colonna is a Partner of the Adviser. Mr. Colonna is primarily responsible for the day-to-day management of the Company’s investment portfolio. Since 2001, Mr. Colonna has managed traditional and alternative investment portfolios, and advised corporations and institutional investors across the global capital markets. Prior to joining the Adviser, Mr. Colonna was managing partner at Madison Capital Advisors, a middle-market asset-backed lending and advisory firm focused on emerging growth companies in the cannabis, life sciences and tech sectors. Prior to Madison Capital Advisors, Mr. Colonna spent four years as an investment banker at the top-ranked Equity Capital Markets team at Barclays in London, and six years as a senior research analyst at Forest Investment Management, a global multi-strategy hedge fund. With Barclays, he advised on and structured over $8 billion of equity, derivative and debt transactions, and while at Forest Investment Management, he specialized in credit and equity research, and was part of the portfolio management team managing an over $500 million multi-strategy portfolio. Mr. Colonna holds a CFA Charter, a B.S.B.A. from the University of Delaware and an international M.B.A. from ESADE Business School (Spain).

In addition, in connection with the Loan Portfolio Acquisition and the Joint Venture, the Company has been renamed “Chicago Atlantic BDC, Inc.,” and its ticker symbol has been changed to “LIEN,” and the Adviser has been renamed “Chicago Atlantic BDC Advisers, LLC.” The changes to the Company’s name and ticker symbol became effective in the market at the open of business on October 2, 2024.

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

As of September 30, 2024, 75.6% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 24.4% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2023, 84.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 15.9% of our debt investments based on outstanding principal balance represented fixed rate investments.

For the nine months ended September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest expense	Net Income/(Loss)
Up 300 basis points	$1,264	$-	$1,264
Up 200 basis points	843	-	843
Up 100 basis points	421	-	421
Down 100 basis points	(400)	-	(400)
Down 200 basis points	(734)	-	(734)
Down 300 basis points	(934)	-	(934)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On September 27, 2024, pursuant to its dividend reinvestment plan, the Company issued 31 shares of its common stock, at a price of $13.65 per share, to stockholders of record as of September 19, 2024 that did not opt out of the Company’s dividend reinvestment plan in order to satisfy the reinvestment portion of the Company’s dividends. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Financial Statements – Note 7. Common Stock – Dividend Reinvestment Plan” for more information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement by and between the Company and Chicago Atlantic Loan Portfolio, LLC dated as of February 18, 2024(1)
3.1	Articles of Amendment and Restatement of the Company(2)
3.2	Articles of Amendment of the Company*
3.3	Amended and Restated Bylaws of the Company(2)
10.1	Investment Advisory Agreement, dated October 1, 2024, between the Company and the Adviser(3)
10.2	License Agreement, dated October 1, 2024, between the Company and the Adviser(4)
10.3	Expense Limitation Agreement, dated October 1, 2024, between the Company and the Adviser(5)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on February 23, 2024.
(2)	Incorporated by reference to the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(3)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 7, 2024.
(4)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on October 7, 2024.
(5)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on October 7, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2024.

CHICAGO ATLANTIC BDC, INC.

By:	/s/ Andreas Bodmeier
Andreas Bodmeier
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Umesh Mahajan
Umesh Mahajan
Chief Financial Officer (Principal Financial and Accounting Officer)