Form 10-K
period 2024-12-31
Chicago Atlantic BDC, Inc.
filed 2025-03-31
CIK 1843162

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock ($0.01 par value per share) of the registrant held by non-affiliates of the registrant was approximately $53,422,819, based on the closing sale price on the Nasdaq Global Market on that date of $11.82 per share.

As of March 28, 2025, the registrant had 22,820,386 shares of common stock ($0.01 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

CHICAGO ATLANTIC BDC, INC.
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

• the ability of Chicago Atlantic BDC Advisers, LLC (the “Adviser”) to attract and retain highly talented professionals;

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

• the timing of cash flows, if any, from the operations of our portfolio companies; and

• the ability to realize benefits anticipated by the Loan Portfolio Acquisition (as defined below). See “Note 13 – Loan Portfolio Acquisition” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition.

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

• risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, the conflicts between Russia and Ukraine and in the Middle East, and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

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

CHICAGO ATLANTIC BDC, INC.
PART I

Except where the context suggests otherwise, the terms “we,” “us,” “our,” “the Company,” and “LIEN” refer to Chicago Atlantic BDC, Inc. In addition, the terms “Adviser,” “investment adviser” and “administrator” refer to Chicago Atlantic BDC Advisers, LLC, our external investment adviser and administrator.

Item 1.	Business

Organization

Chicago Atlantic BDC, Inc. (formerly, Silver Spike Investment Corp.), incorporated in Maryland on January 25, 2021, is structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually to be treated, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended March 31, 2022. See “—Material U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” Also, we are an “emerging growth company,” as defined in the JOBS Act, and intend to take advantage of certain exemptions for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

On February 4, 2022, our common stock began trading on the Nasdaq Global Market. Since October 2, 2024, our common stock trades on the Nasdaq Global Market under the symbol “LIEN.”

On February 20, 2024, the Company announced that the Board of Directors of the Company (the “Board”) unanimously approved an expansion of the Company’s investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet the Company’s investment criteria. The investment strategy change became effective on April 22, 2024.

On October 1, 2024, the Company completed its previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC (“CALP”) of a portfolio of loans (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. See “Note 13 – Loan Portfolio Acquisition” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition.

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

On October 1, 2024, in connection with the New Investment Advisory Agreement, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through September 30, 2025. On February 14, 2025, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that any interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

CHICAGO ATLANTIC BDC, INC.
In connection with the Loan Portfolio Acquisition and the Joint Venture, the Board and the officers of the Company changed as follows: (i) Frederick C. Herbst (Independent Director), John Mazarakis (Partner at Chicago Atlantic), and Jason Papastavrou (Independent Director) joined the Board, to serve until the 2025, 2026, and 2027 annual meetings of stockholders, respectively, and until their respective successors are duly elected and qualified; (ii) Andreas Bodmeier (Partner at Chicago Atlantic) replaced Mr. Gordon as Chief Executive Officer of the Company; (iii) Mr. Gordon became Executive Chairman of the Board and Co-Chief Investment Officer of the Company; (iv) Umesh Mahajan became Co-Chief Investment Officer of the Company in addition to remaining Chief Financial Officer and Secretary of the Company; and (v) Dino Colonna (Partner at the Adviser) became the President of the Company.  Each officer of the Company will serve until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

In addition, in connection with the Loan Portfolio Acquisition and the Joint Venture, the Company has been renamed “Chicago Atlantic BDC, Inc.,” and its ticker symbol has been changed to “LIEN,” and the Adviser has been renamed “Chicago Atlantic BDC Advisers, LLC.” The changes to the Company’s name and ticker symbol became effective in the market at the open of business on October 2, 2024.

CHICAGO ATLANTIC BDC, INC.
Overview

We are a specialty finance company focused on investing in companies in highly complex and highly regulated industries typically underserved by other capital providers, including investing across the cannabis ecosystem through investments in the form of direct loans to privately held cannabis companies. Although we primarily focus on investments in the cannabis industry, we may also invest in growth and technology companies, esoteric and asset-based lending opportunities, and liquidity solutions opportunities as described further below.

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on, among other things, what we believe to be nascent cannabis industry growth, and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. To date, we have been focused on investing in first lien secured, fixed and floating rate debt with terms of two to four years. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our cannabis borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.” In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

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

The loans in which we tend to invest typically pay interest at rates which are determined periodically on the basis of U.S. Prime Rate (“PRIME”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. The loans in which we have invested and expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are not rated or are rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $644 million of potential investments in varying stages of underwriting.

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

CHICAGO ATLANTIC BDC, INC.
The Adviser seeks to invest in cannabis companies that it believes have some or all of the following characteristics:

•	Growth or EBITDA positive entities

•	Companies that require capital but do not want to dilute their equity

•	Companies that are showing strong cash flow performance with low leverage profiles

•	Transactions that tend to be attractively priced and have better than normal covenants and amortization due to complexity of the industry

•	Low debt to enterprise value

Growth & Technology

Our growth and technology sub-strategy is focused on industry leaders and disruptive companies that are experiencing strong growth trajectories and typically need capital to support continued revenue growth or expansion of the business. In most cases, these businesses have found a niche in their respective markets, proven their customer value proposition, and have already reached significant revenue milestones. These businesses include both private equity and venture capital backed businesses, as well as non-sponsor backed companies.  In most cases, a significant amount of equity capital has been raised, resulting in low overall loan to enterprise value.

The Adviser seeks to invest in growth and technology focused companies that it believes have some or all of the following characteristics:

•	Industry leaders and disruptive companies experiencing strong growth

•	Companies that have raised significant equity capital validating market value

•	Industry focus typically includes software, hardware, e-commerce, direct to consumer and other fast-growing companies

•	Liquidity covenants that ensure such company has adequate cash runway

•	Low debt to enterprise value

•	Profitable or demonstrated path to near term profitability

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

The Adviser seeks to invest in esoteric industries or companies in need of asset-based loans that it believes have some or all of the following characteristics:

•	Companies that are showing strong cash flow performance with low leverage profiles, but the industries carry regulatory, reputational or other risks

•	Companies with attractive assets, including, but not limited to, accounts receivable, equipment or real estate

•	Transactions that tend to be attractively priced and have better than normal covenants and amortization due to complexity of the industry or situation

•	Low debt to asset value and/or enterprise value ratios

CHICAGO ATLANTIC BDC, INC.
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

The Adviser seeks to invest in liquidity solutions opportunities that it believes have some or all of the following characteristics:

•	Financing is typically event driven

•	Companies that are pursuing a merger, acquisition, refinancing, dividend recap, or other strategic liquidity need

•	Companies that are showing strong cash flow performance with low leverage profiles

•	Companies that have multiple areas of value and liquidity in addition to the underlying business

•	Low debt to enterprise value ratios

None of our investment policies are fundamental, and thus may be changed without stockholder approval.

The Adviser and Administrator – Chicago Atlantic BDC Advisers, LLC

Chicago Atlantic BDC Advisers, LLC serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). See “—Investment Advisory Agreement.” The Adviser also serves as our Administrator pursuant to an administration agreement (the “Administration Agreement”) between us and the Adviser. See “—Administration Agreement.” The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Chicago Atlantic and part of Chicago Atlantic’s credit platform, which focuses on direct lending.

The Adviser’s investment team (the “Investment Team”) is led by Andreas Bodmeier, Scott Gordon, Umesh Mahajan, John Mazarakis and Peter Sack, and is supported by certain members of the Adviser’s senior leadership team and Chicago Atlantic’s credit platform’s investment committees. The Investment Team sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of our Board of Directors, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

As of December 31, 2024, Chicago Atlantic managed $1.9 billion Capital Under Management (total committed investor capital, total available leverage including undrawn capital, and capital invested by co-investors and managed by the firm). Chicago Atlantic is an alternative investment manager focused on industries and companies where demand for capital exceeds traditional supply. Chicago Atlantic’s investment strategies include opportunistic private credit and equity with focuses on loans to esoteric industries, specialty asset-based loans, liquidity solutions and growth and technology finance. We refer to the Company, Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), and the private funds and separately managed accounts managed by Chicago Atlantic as the “Chicago Atlantic Credit Clients.”

Chicago Atlantic Credit Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, Chicago Atlantic has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See “—Material Conflicts of Interest.”

In addition, we rely on an order for exemptive relief (the “Order”) that has been granted to the Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”) make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

Chicago Atlantic’s allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Chicago Atlantic Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors - Risks Relating to Conflicts of Interest – There are significant potential conflicts of interest that could adversely impact our investment returns.”

CHICAGO ATLANTIC BDC, INC.
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors - Risks Relating to Conflicts of Interest – Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”

Cannabis Market Overview

The cannabis industry has experienced significant growth over the last several years. Canada legalized cannabis for adult use in 2018, and forty states and several territories, have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical or recreational purposes. The cannabis industry is still in the early stages of its development and should continue to achieve significant growth both domestically and internationally over the coming years. 2024 estimated U.S. state-legal cannabis retail sales reached $32 billion, and is expected to reach approximately $58 billion by 2030.1 We believe continued legalization of cannabis and the normalization of cannabis and its many uses - therapeutic, recreational and general health and wellness, are creating an attractive opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry.

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

Historically, cannabis firms have funded operations with equity, but as the industry matures and companies become more sensitive to equity dilution, we expect demand for credit-based solutions to increase. Market turbulence also added to the significant decrease in total capital raised for the cannabis industry in recent years and has driven debt capital to increase significantly as a percentage of total capital raised. The reliance on debt financing is something we expect to continue until significant reform is enacted at the federal level.

The cannabis industry entered 2024, as in past years, with optimism for partial federal reform driven by a legislative process, but these hopes quickly faded over the first few months of the year as progress seemed to stall among congressional leaders. There were also high hopes for rescheduling cannabis from Schedule I to Schedule III of the Controlled Substances Act, but progress stalled towards the end of the year as hearings were delayed and it seemed that the DEA may not have been fully supporting the initiative. Rescheduling cannabis to Schedule III would have provided significant tax relief to the industry, but the outlook for the process and the ultimate outcome remains murky at best.

Public and Private Cannabis Capital Raises in the United States:

Year	Equity (in billions)	Debt (in billions)
2019	$4.3	$1.1
2020	$1.4	$1.3
2021	$5.1	$3.8
2022	$1.3	$2.0
2023	$0.4	$0.6
2024	$0.5	$1.2
Source: Viridian Cannabis Deal Tracker

1 See MJBiz Factbook 2024.

Public and Private Cannabis Mergers and Acquisitions in the United States:

Year	Deals
2019	164
2020	51
2021	220
2022	109
2023	67
2024	45
Source: Viridian Cannabis Deal Tracker

CHICAGO ATLANTIC BDC, INC.
We expect overall capital markets activity to remain muted until the Drug Enforcement Agency and Health and Human Services restart the public hearing process required to potentially reschedule cannabis. This is hard to predict since part of the process is relying on the judicial process and part could be significantly influenced by the new presidential administration, if they choose to do so. While President Trump was supportive of Florida enacting recreational cannabis in late 2024, which ultimately failed, his administration has been quiet on cannabis since. Regardless of the outcome or ultimate stance the new administration takes, we continue to expect demand for credit-based solutions to increase, as companies continue to prefer less dilutive forms of growth capital and equity capital remains scarce. The lack of competition and financing options for cannabis businesses is as stark as we have seen in recent years and has created an opportune environment for us to make attractive growth capital investments from an advantageous position – the ability to drive terms and enhance structural protections while capturing above average risk-adjusted returns.

Non-Cannabis Market Overview

Although we primarily focus on investments in the cannabis industry, we also invest and lend in market niches where others are retreating or in smaller deals often overlooked by large direct lenders. We focus on exploiting pricing opportunities in less crowded markets that remain underfollowed by large institutional capital and/or currently provide an attractive entry point advantage due to tightening financial market conditions. The companies and opportunities that we focus on are primarily in the lower middle-market, but can also include the middle-market, and have investment sizes that typically range from $2 million to $50 million. The capital raising environment for private credit broadly continued its strong momentum in 2024, finishing the year with $209 billion in final closes—a 5% increase over 2023, making it another blockbuster fundraising year for the asset class.(1) Despite this record-breaking capital raise, a growing trend is emerging: capital is increasingly concentrated in a handful of mega-funds. In 2024, five private credit funds each raised $10 billion or more, accounting for $89 billion combined—which represented two-thirds of all direct lending fundraising and over 40% of total private credit fundraising. (1) This capital concentration trend has created a barbell effect, where the largest funds continue to scale, competing for big-ticket, low-spread deals, while niche lenders like us continue to capitalize on the opportunity in smaller companies that enable us to maintain pricing power and stronger deal terms.

These investments typically fall into three sub-strategies and include growth and technology companies, esoteric and asset-based lending opportunities, and liquidity solutions opportunities. Our growth and technology sub-strategy is focused on industry leaders and disruptive companies that are experiencing strong growth trajectories and typically need capital to support continued revenue growth or expansion of the business. The esoteric and asset-based lending sub-strategy is focused on established companies with strong cash flow profiles in industries that carry idiosyncratic or reputational risks, which limit access to traditional sources of capital. The liquidity solutions lending sub-strategy is typically focused on event-driven opportunities including, but not limited to, mergers, acquisitions, refinancings, dividend recapitalizations or other strategically driven liquidity needs to established businesses. Our extensive origination network enables us to source opportunities in these unique industries and companies that are not straightforward to underwrite, have a time sensitive capital need or complex circumstances, and are typically not sponsored by private equity firms.

We believe that the lower middle-market, and certain parts of the middle-market, will continue to offer better risk adjusted return potential, and stronger loan structures and covenants, in part due to the expertise required to underwrite companies in this part of the market, and in part due to reduced competition from banks and large funds.
(1) Sources: Preqin, PitchBook Data, Inc.

Potential Market Trends

We believe the lower middle-market and the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment.

Limited Availability of Capital for both Cannabis Companies and Non-Cannabis Lower Middle-Market Companies. We believe that regulatory and structural changes in the market have generally reduced the amount of capital available to U.S. lower middle-market and middle-market companies, and, specifically, to cannabis companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to lower middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high-yield securities for lower middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain lower middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the lower middle-market, present an attractive opportunity to invest in lower middle-market companies.

Robust Demand for Debt and Equity Capital. We believe U.S.-based cannabis companies and lower middle-market non-cannabis companies will continue to require access to debt capital to support growth, refinance existing debt, and finance acquisitions. We expect that private equity sponsors and entrepreneurs will continue to pursue acquisitions and leverage their equity investments with secured and unsecured loans provided by companies such as us.

CHICAGO ATLANTIC BDC, INC.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, cannabis debt capital and lower middle-market loans creates attractive pricing dynamics. We believe the directly negotiated nature of direct lending also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe our expertise in credit selection and in investing in the cannabis industry and other niche lower middle-market companies provides a strong basis for success.

Conservative Capital Structures. Given the limited access to credit for the cannabis industry and businesses in the lower middle-market, such companies have typically been funded with equity capital from entrepreneurs, family offices and, to a lesser extent, smaller private equity firms. The significant amount of equity invested in these companies should provide us with opportunities to lend to companies that have a larger percentage of equity as a percentage of their total capitalization than middle-market and upper middle-market companies. With more conservative capital structures, federally legal cannabis companies and other companies in the lower middle-market can have higher levels of cash flows available to service their debt. In addition, we generally expect borrowers we target to have simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, equity and equity-related securities. We believe that opportunities in loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issued with floating interest rates and interest rate floors offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a volatile interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Attractive Opportunities in Equity Investments. We believe that opportunities to invest in the equity of federally legal cannabis and non-cannabis businesses are significant. We expect that our ability to identify emerging businesses and to provide credit to these businesses will provide us with proprietary equity investment opportunities. Our management team’s experience investing in and operating businesses in the federally legal cannabis industry and in the lower middle-market will help us identify high-quality businesses, and our management team’s expertise will be beneficial to our portfolio companies.

Business Strategy

Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on, among other things, what we believe to be nascent cannabis industry growth and a large opportunity set in the lower middle-market to drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We have adopted the following business strategy to achieve our investment objective.

However, there can be no assurances that we will be able to successfully implement our business strategy and, as a result, meet our investment objective.

Our business strategy is to identify investment opportunities in businesses in the cannabis industry and the lower middle-market. All of our investments in cannabis companies are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We believe that there is an opportunity to take advantage of a newly emerging industry, with a variety of established operators seeking access to capital and managerial expertise. We also believe that there is an opportunity to take advantage of opportunities we see in the lower middle-market that banks have retreated from in recent years and larger credit funds often ignore. We intend to leverage our team’s collective investing, operating, technical, regulatory and legal expertise to build a strong business with competitive advantages to emerge as a leading public company in our focus area.

As the cannabis industry continues to transition to a new legislative and regulatory framework, and companies in the lower middle-market continue to find growth opportunities, we believe that many businesses will need a partner that can assist in providing a level of operational and financial expertise to support their growth. Our team includes a variety of investment, operational and healthcare professionals who will provide operating, technical, regulatory and legal expertise to evaluate investment opportunities. Our team includes Scott Gordon, John Mazarakis, Andreas Bodmeier, Umesh Mahajan, Dino Colonna and Peter Sack, all of whom have extensive expertise in cannabis-related and non-cannabis industries. Our team consists of professionals who have decades of experience in capital markets globally and have extensive scientific and medical knowledge of the plant and its many compounds, and includes entrepreneurs and founders of middle-market businesses.

Our plan is to leverage our management team’s networks of industry relationships, knowledge and experience to become the leading investor in the legal cannabis industry and in the lower middle-market. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of investment opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of investment opportunities.

CHICAGO ATLANTIC BDC, INC.
Potential Competitive Advantages

We believe that our Adviser is one of only a select group of specialty lenders that has its depth of knowledge, experience, and track record in lending to businesses in the cannabis industry and the lower middle-market. Our other potential competitive advantages include:

Our Adviser has deep industry and operating expertise on its management team and advisory board. Our Adviser has the ability to tap into this expertise for each of our target investment opportunities. The expertise, knowledge and experience of these individuals allows them to understand and evaluate the business plans, products and financing needs of businesses in the cannabis industry and across the middle-market.

Direct origination networks that benefit from relationships with entrepreneurs, business brokers and private equity firms. Our Adviser seeks to be the first contact for professionals focused on raising capital for businesses in the cannabis industry and the lower middle-market. Given the history of our Adviser’s management team and advisory board as investors in the cannabis industry and the lower middle-market, they have established relationships with the major investment banks and business brokers across various industries. Our Adviser also focuses on sourcing investment opportunities from private equity and venture capital firms that have been active in cannabis or the lower middle-market more broadly. Given our Adviser’s reputation in lending to these types of companies, it also receives referrals directly from executive officers of businesses across many industries.

A dedicated staff of professionals covering investment origination and underwriting, as well as portfolio management functions. Our Adviser has a broad team of professionals focused on every aspect of the industries and opportunities we focus on. Our Adviser has an investment team that manages and oversees our investment process from identification of investment opportunity through negotiations of final term sheet and investment in a portfolio company. The team members serving our investment management and oversight functions have significant industry and operating experience.

Investment Criteria

Consistent with our business strategy, our Adviser has identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective investment opportunities. We intend to focus on businesses that we believe:

•  exhibit institutional-level operations and financial controls. We intend to identify businesses that have leading relying infrastructure and operations to survive and excel in their respective industries;

•  have durable competitive advantages that are differentiated in their sector. We intend to invest in businesses that not only benefit from secular tailwinds in their respective industries, but also exhibit hard-to-replicate competitive advantages amongst their peers; and

•  are fundamentally sound with consistent operational performance and free cash flow generation. We expect to identify businesses that have historically exhibited profitability and strong cash flow generation. Our management team has a proven track record accelerating growth of companies with strong past performance.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular investment opportunity may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Investments

We seek to invest in portfolio companies primarily in the form of loans (secured and unsecured), but may include equity warrants and direct equity investments. The loans typically pay interest with some amortization of principal. Interest is generally paid on a floating rate basis, often with a floor, on benchmark rates such as the PRIME or SOFR rate. We generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

We expect that our loans will typically have final maturities of two to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

We seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments that afford our portfolio companies flexibility in managing their businesses, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

CHICAGO ATLANTIC BDC, INC.
Investment Process

Investment Originations; New Opportunities Referred
The Adviser has a multi-channel sourcing strategy focused on entrepreneurs, venture capital firms, private equity firms and investment banks, as well as brokers who focus on our industries. The Adviser seeks to interact directly with operating businesses owned and advised by these groups, and typically negotiates investment terms directly with potential portfolio companies. The Adviser focuses on businesses with strong management teams who have a successful history managing their companies. The Adviser has a nationwide network, and has built relationships with these operators and investors. The Adviser has established itself a leading provider of financial solutions for the cannabis industry and the lower middle-market.

When a new investment opportunity is identified, a member of the Adviser’s investment team typically speaks with the prospective portfolio company to gather information about the business and its financing and capital needs. If, following this call, the investment team sees an opportunity as a potential fit with our investment strategy and criteria, the investment team asks the prospective portfolio company to submit an information package, which includes detailed information regarding the portfolio company’s products or services, capitalization, customers, historical financial performance, and forward-looking financial projections.

Once received, the portfolio company’s information package is then reviewed by the investment team and a summary investment memorandum is shared with our Adviser’s Investment Committee.

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

Confirmatory Due Diligence and On-Site Meeting
If the term sheet offered by us is accepted by the prospective portfolio company, the process of obtaining additional confirmatory due diligence begins. The confirmatory due diligence process typically includes calls with the key constituents of the portfolio company, as well as key customers, suppliers, partners, or other stakeholders as may be deemed relevant by the due diligence team. Additional financial analysis is performed, in order to confirm the assumptions that were made prior to term sheet issuance. During this process, we engage senior members of the Adviser’s investment team and advisory board to discuss industry dynamics and evaluate the business model of the portfolio company.

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

Underwriting

Underwriting Process and Investment Approval
We intend to make our investment decisions only after consideration of a number of factors regarding the potential investment, including but not limited to: (i) historical and projected financial performance; (ii) company and industry-specific characteristics, such as strengths, weaknesses, opportunities and threats; (iii) composition and experience of the management team; and (iv) track record of the private equity sponsor leading the transaction.

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

CHICAGO ATLANTIC BDC, INC.
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

Business Model and Financial Assessment
Prior to making an investment decision, our Adviser undertakes a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of the due diligence performed by the private equity sponsor, if any, and third-party experts including accountants and consultants. Areas of evaluation include:

•	Historical and projected financial performance;

•	Quality of earnings, including source and predictability of cash flows;

•	Customer and vendor interviews and assessments;

•	Potential exit scenarios, including probability of a liquidity event;

•	Internal controls and accounting systems; and

•	Assets, liabilities and contingent liabilities.

Private Equity or Venture Capital Sponsor
If applicable, additional due diligence investigations are also done to evaluate the sponsor making the investment. A private equity or venture capital sponsor is typically the controlling stockholder upon completion of an investment and, as such, can be considered critical to the success of the investment. The private equity or venture capital sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

CHICAGO ATLANTIC BDC, INC.
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

Rating Criteria
In addition to various risk management and monitoring tools, we use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

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

CHICAGO ATLANTIC BDC, INC.
Valuation of Portfolio Investments and Net Asset Value (“NAV”) Determinations

We generally invest in illiquid loans issued by private middle-market companies. All of our investments are recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors.

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

We apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

CHICAGO ATLANTIC BDC, INC.
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

Quarterly NAV Determination
We determine the NAV per share of our common stock on a quarterly basis. The NAV per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities include amounts which we have accrued under our Investment Advisory Agreement, including the management fee, Incentive Fee on Income and Incentive Fee on Capital Gains, the latter of which is accrued based upon our realized capital gains on a cumulative basis from inception through the end of each fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on Capital Gains.

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

Competition
We compete for investments with a number of investment funds (including private equity funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.

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

CHICAGO ATLANTIC BDC, INC.
Human Capital
We do not have any employees. The day-to-day management of our investment portfolio is primarily the responsibility of our Adviser and its Investment Committee, which currently consists of Andreas Bodmeier, our Adviser’s Partner, Scott Gordon, the Executive Chairman of our Board of Directors, our Co-Chief Investment Officer and our Adviser’s Partner, Umesh Mahajan, our Co-Chief Investment Officer and Secretary, and our Adviser’s Partner, John Mazarakis, a member of our Board of Directors and our Adviser’s Partner, and Peter Sack, our Chief Executive Officer and our Adviser’s Partner. See “—Investment Advisory Agreement.”

We reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement (including costs and expenses incurred by the Adviser in connection with the delegation of its obligations under the Administration Agreement to a sub-administrator). We are generally not responsible for the compensation of the Adviser’s employees or any overhead expenses of the Adviser (including rent, office equipment and utilities). However, we may reimburse the Adviser for an allocable portion of the compensation paid by the Adviser to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). See “—Administration Agreement.”

Investment Personnel

The members of our Adviser’s Investment Committee are not employed by us, and receive no compensation from us in connection with their portfolio management activities. The Investment Committee members receive compensation that includes an annual base salary and an annual individual performance bonus. The Investment Committee members, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Certain investments may be appropriate for us and other accounts managed by our Adviser or its affiliates, and the members of our Adviser’s Investment Committee could face conflicts of interest in the allocation of investment opportunities between such accounts. See “—Material Conflicts of Interest.”

Below are the biographies for the Investment Committee members.

•
Andreas Bodmeier. Dr. Bodmeier served as our Chief Executive Officer from October 2024 until March 2025. Dr. Bodmeier co-founded Chicago Atlantic Group, LP in April 2019 and has served as Chicago Atlantic Real Estate Finance, Inc.’s Co-President and Chief Investment Officer since its inception in 2021. From October 2019 until December 2020, Dr. Bodmeier was a Senior Advisor to the Deputy Secretary in the Immediate Office of the Secretary at the United States Department of Health and Human Services focused on policy evaluation and the Department’s response to COVID-19. From June 2015 until March 2019, Dr. Bodmeier was President of Quantitative Treasury Analytics, LLC, a boutique consulting firm focused on risk management for corporate clients as well as advising on capital structure decisions and investor relations. From May 2017 until March 2019, Dr. Bodmeier was Co-founder, Chief Investment Officer, and Chief Compliance Officer of Kinetik Finance, Inc., an SEC-registered online investment adviser for 401(k) or 403(b) retirement accounts, where he built the firm’s investment methodology and compliance program. Dr. Bodmeier has also served as a consultant for hedge funds, proprietary trading firms, commercial and consumer lenders, and pharmaceutical companies. His academic research at The University of Chicago Booth School of Business focused on capital market anomalies, portfolio allocation, and risk management. Dr. Bodmeier holds a Ph.D. in Finance and MBA from The University of Chicago Booth School of Business. Dr. Bodmeier received a B.Sc. in Mathematics and a B.Sc. in Physics from Freie University Berlin, Germany, a B.Sc. in Business Economics from University of Hagen, Germany, and a M.Sc. in Statistics from Humboldt University Berlin, Germany.

•
Scott Gordon. Mr. Gordon has served as the Executive Chairman of our Board of Directors since our inception and has served as our Co-Chief Investment Officer since October 2024. Mr. Gordon served as our Chief Executive Officer from our inception until October 2024. Prior to becoming a Partner at Chicago Atlantic in October 2024 in connection with the Joint Venture, Mr. Gordon was the Chief Executive Officer of Silver Spike Capital, an investment platform that he founded that was dedicated to the cannabis industry and included our Adviser. Prior to founding Silver Spike Capital, Mr. Gordon had been the co-founder and chairman of Egg Rock Holdings, LLC (“Egg Rock”), the parent company of the Papa & Barkley family of cannabis products, with related subsidiary assets in manufacturing, processing, and logistics. Egg Rock also is the parent company of Papa & Barkley Essentials, a hemp-derived CBD business based in Colorado. From 2016 to 2019, Mr. Gordon was also President of Fintech Advisory Inc., the investment manager for a multi-billion dollar family office fund focused on long-term and opportunistic investments in emerging markets. From late 2013 to 2016, Mr. Gordon served as a Portfolio Manager at Taconic Capital Advisors, a multi-strategy investment firm. Prior to joining Taconic, Mr. Gordon was a Partner and Portfolio Manager at Caxton Associates from 2009 to 2012. He was also a Senior Managing Director and Head of Emerging Markets at Marathon Asset Management from 2007 to 2009. Earlier in his career, Mr. Gordon held leadership positions at Bank of America and ING Capital. Mr. Gordon was a founding member of the Emerging Markets business at JP Morgan where he worked upon graduating from Bowdoin College in 1983.

CHICAGO ATLANTIC BDC, INC.
Mr. Gordon serves as an independent director of WM Technology, Inc. (formerly, Silver Spike Acquisition Corp.), which operates Weedmaps, a leading online listings marketplace for cannabis consumers and businesses, and WM Business, a comprehensive SaaS subscription offering sold to cannabis retailers and brands. From 2019 to June 2021, Mr. Gordon served as Chairperson of the Board of Directors and Chief Executive Officer of Silver Spike Acquisition Corp. From September 2020 to January 2024, Mr. Gordon also served as Chairperson of the Board of Directors and Chief Executive Officer of Silver Spike Acquisition Corp. II.

•
Umesh Mahajan. Mr. Mahajan has served as our Secretary since May 2024 and our Co-Chief Investment Officer since October 2024. Mr. Mahajan served as our Chief Financial Officer from March 2023 until February 2025. Mr. Mahajan also serves as Partner of the Adviser. Prior to joining the Adviser in 2021, Mr. Mahajan was a Managing Director for four years at Ascribe Capital, a credit fund focused on value investing in middle market companies. From September 2003 to August 2016, Mr. Mahajan worked at Merrill Lynch and Bank of America in various roles in their Global Markets and Investment Banking divisions in New York. He specialized in credit and special situation investing as a Managing Director in the Global Credit and Special Situations group at Bank of America Securities and as a Vice President in the Principal Credit Group at Merrill Lynch. Mr. Mahajan also worked in Merrill Lynch’s energy and power investment banking group for two years. From 1994 to 2001, Mr. Mahajan worked in J.P. Morgan’s investment banking team in Asia. Mr. Mahajan holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology, Bombay and an MBA from The Wharton School of the University of Pennsylvania where he graduated as a Palmer Scholar. Mr. Mahajan also holds a Certificate in ESG Investing from the CFA Institute.

•
John Mazarakis. Mr. Mazarakis has served as a member of our Board of Directors since October 2024. Mr. Mazarakis co-founded Chicago Atlantic Group, LP in April 2019 and has served as Chicago Atlantic Real Estate Finance, Inc.’s Executive Chairman since its inception in 2021. As a proven entrepreneur and operator with successful ventures in real estate, retail, hospitality and food logistics, Mr. Mazarakis brings over 20 years of entrepreneurial, operational, and managerial experience. He has built a 35+ restaurant chain with more than 1,200 employees, established a real estate portfolio of over 30 properties, developed over 1 million square feet of commercial real estate, and completed multiple real estate financing transactions, at a cumulative annual growth rate exceeding 25%. He has invested in and served as an advisor to multiple successful startups. Mr. Mazarakis has served as a member of the board of directors of Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), a commercial mortgage REIT, since 2021. Mr. Mazarakis has also served as CEO and Co-Executive Chairman of Vireo Growth Inc. (CSE: VREO; OTCQX: VREOF), a cannabis company, since December 2024. Mr. Mazarakis holds a Bachelor of Arts in Economics from the University of Delaware and an MBA from The University of Chicago Booth School of Business.

•
Peter Sack. Mr. Sack has served as our Chief Executive Officer since March 2025. Mr. Sack is a Managing Partner at Chicago Atlantic Group, LP. Mr. Sack is a credit investor and portfolio manager with experience investing across the capital structure. Prior to joining Chicago Atlantic, Mr. Sack was a Principal at BC Partners Credit from July 2018 to June 2021, where he sourced and underwrote across the firm’s opportunistic and senior lending strategies in a wide array of industries including cannabis-related direct lending. Previously, Mr. Sack was an Associate at Atlas Holdings LLC, a private-equity firm focused on supporting distressed manufacturing and distribution companies globally, from July 2012 to June 2016. Mr. Sack serves on the boards of directors of Chicago Atlantic Real Estate Finance, Inc., Ability Insurance Company, and the New York City Charter School of the Arts. Mr. Sack speaks Mandarin Chinese and Spanish. Mr. Sack holds a Bachelor of Arts degree in East Asian Studies from Yale University, and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, and was a Fulbright Scholar at Sun Yat-sen University in China.

CHICAGO ATLANTIC BDC, INC.
Investment Advisory Agreement

Management Services

Chicago Atlantic BDC Advisers, LLC manages the Company and oversees all of its operations. The Adviser is registered as an investment adviser under the Advisers Act. Our Adviser serves pursuant to the Investment Advisory Agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory Agreement, our Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines what securities and other assets we purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, monitors and services the investments we make;

•	performs due diligence on prospective portfolio companies; and

•
provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds, including providing operating and managerial assistance to us and our portfolio companies as required.

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

Management Fee

We pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to our Adviser and any incentive fees payable to our Adviser is ultimately borne by our common stockholders.

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

Incentive Fee

The incentive fee has two parts. The first part of the incentive fee, the Incentive Fee on Income, is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies, (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with the Adviser, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received and may never receive in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 1.75% per quarter (7% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate the Incentive Fee on Income is also included in the amount of our gross assets used to calculate the 1.75% base management fee. The operation of the Incentive Fee on Income with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

CHICAGO ATLANTIC BDC, INC.
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

Percentage of Pre-Incentive Fee Net Investment Income Allocated to the Adviser

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

Duration and Termination

The Investment Advisory Agreement, which took effect upon the closing of the Joint Venture, was approved by our Board of Directors on January 16, 2024. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from its initial approval, and from year-to-year thereafter, if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons.

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

Board of Directors’ Approval of the Investment Advisory Agreement

On January 16, 2024, our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company, approved the Investment Advisory Agreement for an initial term of two years in connection with the Joint Venture. In its consideration of the approval of the Investment Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

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

CHICAGO ATLANTIC BDC, INC.
Expense Limitation Agreement

On October 1, 2024, in connection with the Joint Venture, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through September 30, 2025.

On February 14, 2025, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that any interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

Administration Agreement

We have entered into an Administration Agreement with the Adviser, under which the Adviser provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the Administration Agreement, the Adviser also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Adviser assists us in determining and publishing our NAV, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third-party and we will reimburse the Adviser for any services performed for it by such affiliate or third-party.

We reimburse our administrator, the Adviser, for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement (including costs and expenses incurred by the Adviser in connection with the delegation of its obligations under the Administration Agreement to a sub-administrator). We are generally not responsible for the compensation of the Adviser’s employees or any overhead expenses of the Adviser (including rent, office equipment and utilities). However, we may reimburse the Adviser for an allocable portion of the compensation paid by the Adviser to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). The Administration Agreement also provides that we shall reimburse the Adviser for certain organization costs incurred prior to the commencement of our operations, and for certain offering costs. Such reimbursement is at cost, with no profit to, or markup by, the Adviser. Our allocable portion of the Adviser’s costs will be determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which the Adviser provides administrative services. The Adviser may also provide on our behalf managerial assistance to our portfolio companies.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the Administration Agreement or otherwise as our administrator.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from its initial approval, and from year-to-year thereafter, if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On May 8, 2024, our Board of Directors, including a majority of the directors who were not interested persons, approved the Administration Agreement for an additional one-year period. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of our outstanding voting securities, or by the vote of the Board of Directors, or by the Adviser.

In accordance with the Administration Agreement, and with the approval of the Board of Directors, the Company and the Adviser have entered into a services agreement with SS&C as sub-administrator (the “Services Agreement”). Under the Services Agreement, SS&C has assumed responsibility for performing certain administrative services for us.

CHICAGO ATLANTIC BDC, INC.
License Agreement

We have also entered into a license agreement with the Adviser pursuant to which the Adviser has agreed to grant us a nonexclusive, royalty-free license to use the name “Chicago Atlantic.” Under this agreement, we will have a right to use the “Chicago Atlantic” name, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Chicago Atlantic” name.

Material Conflicts of Interest

Our executive officers and directors, and certain members of the Adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, the Adviser and its affiliates manage private investment funds, and may also manage other funds in the future that have investment mandates that are similar, in whole or in part, to our investment mandate. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of the Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. This conflict of interest could be amplified if our investment advisory fees are lower than those of such other funds.

In order to address potential conflicts of interest, Chicago Atlantic has adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds and other accounts managed by Chicago Atlantic. To the extent an investment opportunity is appropriate for either or both of us and/or any other investment fund or other account managed by Chicago Atlantic, and co-investment is not possible, Chicago Atlantic will adhere to its investment allocation policy in order to determine to which account to allocate the opportunity.

Although Chicago Atlantic will endeavor to allocate investment opportunities in a fair and equitable manner, we and our stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed by Chicago Atlantic.

The investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by Chicago Atlantic. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund or other account, which may vary based on asset class and liquidity, among other factors, will generally be offered to us and such other eligible accounts, as determined by Chicago Atlantic. If there is a sufficient amount of securities to satisfy all participants, each order will be fulfilled as placed. If there is an insufficient amount of securities to satisfy all participants, the securities will generally be allocated pro rata based on each participant’s order size or available capital.

In accordance with the investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other accounts managed by Chicago Atlantic. Chicago Atlantic seeks to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

We have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted an order for exemptive relief (the “Order”) by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”) make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

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

CHICAGO ATLANTIC BDC, INC.
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

There are no brokerage charges or other charges for dividend reinvestment to stockholders who participate in the plan. We pay the plan administrator’s fees under the plan.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth” and “Risk Factors — Risks Relating to Our Use of Leverage and Credit Facilities — If we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.”

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We will, however, be able to sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

CHICAGO ATLANTIC BDC, INC.
Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the Adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The codes of ethics are available on the EDGAR Database on the SEC’s Internet site at www.sec.gov and are available at our corporate governance webpage at lien.chicagoatlantic.com.

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

Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Chicago Atlantic BDC, Inc., 600 Madison Avenue, Suite 1800, New York, NY 10022.

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

CHICAGO ATLANTIC BDC, INC.
Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. The Nasdaq Stock Market Corporate Governance Regulations

The Nasdaq Stock Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations applicable to BDCs.

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

CHICAGO ATLANTIC BDC, INC.
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

In order to meet the distribution requirements necessary to be exempt from U.S. federal income and excise tax, we may be required to make distributions in excess of the income we actually receive in respect of our investments.  In particular, we may be required to make distributions in respect of taxable income we recognize as a result of investing in original issue discount (“OID”) and payment in kind (“PIK”) instruments, without having actually received any amounts in respect of such taxable income.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

If the income you derive from your investment in our shares is “effectively connected” with a U.S. trade or business conducted by you (and, if required by an applicable tax treaty, is attributable to a U.S. permanent establishment maintained by you), any distributions of “investment company taxable income,” any capital gain dividends, any amounts we retain that are designated as undistributed capital gains and any gains realized upon the sale or exchange of shares will be subject to U.S. federal income tax, on a net income basis, at the rates applicable to U.S. Holders. If you are a corporation, you may also be subject to the U.S. branch profits tax.

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

Foreign Account Tax Compliance Act (“FATCA”)

Under Sections 1471 through 1474 of the Code FATCA, a withholding tax at the rate of 30% will generally be imposed on payments of dividends on shares to certain foreign entities (including financial intermediaries) unless the foreign entity provides the withholding agent with certifications and other information (which may include information relating to ownership by U.S. persons of interests in, or accounts with, the foreign entity). Treasury and the IRS have issued proposed regulations that (i) provide that “withholdable payments” for FATCA purposes will not include gross proceeds from the disposition of property that can produce U.S.-source dividends or interest, and (ii) state that taxpayers may rely on these provisions of the proposed regulations until final regulations are issued.  If FATCA withholding is imposed, a beneficial owner of shares that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). You should consult your tax adviser regarding the possible implications of FATCA on your investment in our shares.

All stockholders should consult their own tax advisors with respect to the U.S. federal income and withholding tax consequences, and U.S. federal non-income, state, local and non-U.S. tax consequences, of an investment in our common stock. We will not pay any additional amounts in respect of any amounts withheld.

CHICAGO ATLANTIC BDC, INC.
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

•
Regulations governing our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflicts between Russia and Ukraine and in the Middle East), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The United Kingdom’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. On December 24, 2020, a trade agreement was concluded between the EU and the United Kingdom (the “TCA”), which applied provisionally after the end of the transition period ending on December 31, 2020 and which formally took effect on May 1, 2021 and now governs the relationship between the United Kingdom and the EU. There remains uncertainty as to the scope, nature and terms of the relationship between the United Kingdom and the EU and the effect and implications of the TCA, and the actual and potential consequences of Brexit. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high-yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. In addition, the current conflicts between Russia and Ukraine and in the Middle East, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the value of our common shares and/or debt securities to decline. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

CHICAGO ATLANTIC BDC, INC.
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the performance of our investments, our operations, and our ability to achieve our investment objectives.

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

Although we have no direct exposure to Russia, Ukraine or the Middle East, the broader consequences of the conflicts may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine and the conflict in the Middle East are uncertain and evolving as of the filing date of this annual report on Form 10-K, and their full impact on our portfolio companies after the date hereof is unknown.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time-to-time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith in accordance with procedures established by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith in accordance with procedures established by our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.

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

In addition, the participation of the investment professionals in the valuation process, and the indirect pecuniary interest of Scott Gordon, our Co-Chief Investment Officer, an interested member and Executive Chairman of our Board of Directors and a member of the Adviser’s Investment Committee, John Mazarakis, an interested member of our Board of Directors and a member of the Adviser’s Investment Committee, Andreas Bodmeier, a member of the Adviser’s Investment Committee, Umesh Mahajan, our Co-Chief Investment Officer and Secretary and a member of the Adviser’s Investment Committee, Peter Sack, our Chief Executive Officer and a member of the Adviser’s Investment Committee, and Dino Colonna, our President, in the Adviser could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the Incentive Fees on Capital Gains payable to the Adviser is based, in part, on unrealized losses.

The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations.

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

Vireo Growth, Inc., a company for which Mr. Mazarakis serves as CEO and Co-Executive Chairman, and in which certain Chicago Atlantic entities hold material equity interests, has signed agreements to acquire certain of our portfolio companies. Upon the closing of the acquisitions, we may be restricted in our ability to enter into transactions with such portfolio companies due to their relationships with Mr. Mazarakis and Chicago Atlantic.

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

Regulations governing our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

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

CHICAGO ATLANTIC BDC, INC.
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

As a result of the operation of the cumulative method of calculating the Incentive Fee on Capital Gains that we pay to our Adviser, the cumulative aggregate capital gains fee received by our Adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under “Item 1. Business — Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this anticipated payment calculation would affect your investment in shares of our common stock.

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

We and our portfolio companies are subject to regulation at the local, state and federal level, including laws and regulations governing cannabis by state and federal governments. See “— Risks Related to the Cannabis and Hemp Industries” below. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we may be permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.

CHICAGO ATLANTIC BDC, INC.
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

The Maryland General Corporation Law (“MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. Under our charter, certain charter amendments and certain transactions such as a merger, conversion of the Company to an open-end company, liquidation, or other transactions that may result in a change of control of us, must be approved by stockholders entitled to cast at least 80% of the votes entitled to be cast on such matter, unless the matter has been approved by at least two-thirds of our “continuing directors,” as defined in our charter. Also, we are subject to Subtitle 6 of Title 3 of the MGCL, the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not “interested persons,” as defined in the 1940 Act. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such a transaction. We are subject to Subtitle 7 of Title 3 of the MGCL, the Maryland Control Share Acquisition Act. The Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. Our bylaws provide that the Maryland Control Share Acquisition Act does not apply to shares acquired by our Adviser and/or our Adviser’s affiliates.

We have also adopted other measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms; majority voting for directors in contested elections; and provisions of our charter authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, including preferred shares, to cause the issuance of additional shares of our stock of any class or series, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that could give the holders of our shares the opportunity to realize a premium over the value of our shares or otherwise be in their best interest.

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

CHICAGO ATLANTIC BDC, INC.
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

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third-party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

CHICAGO ATLANTIC BDC, INC.
We may be unable to invest a significant portion of the net proceeds from our IPO, or any follow-on offering of shares of our common stock, on acceptable terms within an attractive time frame.

Delays in investing the net proceeds raised in our IPO or any follow-on offering of shares of our common stock may cause our performance to be worse than that of other fully invested Business Development Companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our IPO or any follow-on offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As a result, we intend to take advantage of certain exemptions for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act.”). We cannot predict if investors will find shares of our common stock less attractive because we rely on this exemption. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

CHICAGO ATLANTIC BDC, INC.
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

We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not detect. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the Nasdaq Stock Market. Upon ceasing to qualify as an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which will increase costs associated with our periodic reporting requirements.

CHICAGO ATLANTIC BDC, INC.
Risks Relating to Conflicts of Interests

Our incentive fee may induce our Adviser to make speculative investments.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The Incentive Fee on Income is based on a percentage of our net investment income (subject to a hurdle rate), which may encourage our Adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded and may result in an obligation for us to pay an Incentive Fee on Income to the Adviser even if we have incurred a loss for an applicable period.

The Incentive Fee on Income payable by us to our Adviser also may create an incentive for our Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the Incentive Fee on Income, however, includes accrued interest. Thus, a portion of the Incentive Fee on Income would be based on income that we will have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. The Adviser is not obligated to return the Incentive Fee on Income it receives on accrued interest that is later determined to be uncollectible in cash. While we may make Incentive Fee on Income payments on income accruals that we may not collect in the future and with respect to which we do not have a “claw back” right against our Adviser, the amount of accrued income written off in any period will reduce our income in the period in which such write-off was taken and thereby may reduce such period’s Incentive Fee on Income payment.

In addition, our Adviser may be entitled to receive an Incentive Fee on Capital Gains based upon net capital gains realized on our investments. Unlike the Incentive Fee on Income, there is no performance threshold applicable to the Incentive Fee on Capital Gains. As a result, our Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Given the subjective nature of the investment decisions made by our Adviser on our behalf, we are unable to monitor these potential conflicts of interest between us and our Adviser.

Our base management fee may induce our Adviser to incur leverage.

Our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, and which may encourage our Adviser to use leverage to make additional investments. Given the subjective nature of the investment decisions that our Adviser may make on our behalf and the discretion related to incurring leverage in connection with any such investments, we are unable to monitor this potential conflict of interest between us and our Adviser.

There are significant potential conflicts of interest that could adversely impact our investment returns.

Our executive officers and directors, and certain members of the Adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, the Adviser and its affiliates manage private investment funds, and may also manage other funds in the future that have investment mandates that are similar, in whole or in part, to our investment mandate. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of the Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. This conflict of interest could be amplified if our investment advisory fees are lower than those of such other funds.

In order to address potential conflicts of interest, Chicago Atlantic has adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds and other accounts managed by Chicago Atlantic. To the extent an investment opportunity is appropriate for either or both of us and/or any other investment fund or other account managed by Chicago Atlantic, and co-investment is not possible, Chicago Atlantic will adhere to its investment allocation policy in order to determine to which account to allocate the opportunity.

Although Chicago Atlantic will endeavor to allocate investment opportunities in a fair and equitable manner, we and our stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed by Chicago Atlantic.

CHICAGO ATLANTIC BDC, INC.
The investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by Chicago Atlantic. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund or other account, which may vary based on asset class and liquidity, among other factors, will generally be offered to us and such other eligible accounts, as determined by Chicago Atlantic. If there is a sufficient amount of securities to satisfy all participants, each order will be fulfilled as placed. If there is an insufficient amount of securities to satisfy all participants, the securities will generally be allocated pro rata based on each participant’s order size or available capital.

In accordance with the investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other accounts managed by Chicago Atlantic. Chicago Atlantic seeks to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

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

Pursuant to the Administration Agreement, the Adviser furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We reimburse our administrator, the Adviser, for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement (including costs and expenses incurred by the Adviser in connection with the delegation of its obligations under the Administration Agreement to a sub-administrator). We are generally not responsible for the compensation of the Adviser’s employees or any overhead expenses of the Adviser (including rent, office equipment and utilities). However, we may reimburse the Adviser for an allocable portion of the compensation paid by the Adviser to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs).

Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

We invest primarily in senior secured loans, including unitranche and second lien debt instruments, as well as unsecured debt instruments, issued by our portfolio companies. If we invest in unitranche, second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of industries or issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the security, industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.

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

CHICAGO ATLANTIC BDC, INC.
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

•
The current Presidential Administration’s or specifically the U.S. Department of Justice’s change in policies or enforcement with respect to U.S. federal cannabis laws could negatively impact our portfolio companies’ ability to pursue their prospective business operations and/or generate revenues;

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

CHICAGO ATLANTIC BDC, INC.
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

The ability of our cannabis portfolio companies to achieve their business objectives will be contingent, in part, upon the legality of the cannabis industry, their compliance with regulatory requirements enacted by various governmental authorities, and their obtaining all necessary regulatory approvals. The laws and regulations governing cannabis are still developing, including in ways that we or our portfolio companies may not foresee. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively the markets in which our portfolio companies operate, products and sales initiatives, and could have a material adverse effect on their and our business, liquidity, financial condition and/or results of operations.

Legal status of cannabis, other than hemp

Forty states and the District of Columbia have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Twenty-four of those states and the District of Columbia have also legalized cannabis for adults for non-medical purposes (sometimes referred to as recreational use).

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

CHICAGO ATLANTIC BDC, INC.
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

Unlike President Biden, President Trump has not taken an explicit stance on cannabis from a federal perspective or promised any type of reform. President Trump was supportive of Florida’s failed initiative to make cannabis recreationally legal in the state and he seemed to have no interest in challenging states rights to legalize medical or recreational cannabis in his first term in office, which may mean that the federal government would not criminally enforce the Schedule I status against state legal entities, the implications are not entirely clear. Although the U.S. Attorney General could order federal prosecutors not to interfere with cannabis businesses operating in compliance with states’ laws, the President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to CSA Schedule II would ease certain research restrictions and rescheduling cannabis to CSA Schedule III would ease certain tax burdens (in addition to easing research restrictions), it would not make the state medical or adult use programs federally legal. Furthermore, while industry observers are still hopeful that Congress will progress banking reform, such as the SAFE Banking Act, we cannot provide assurances that a bill legalizing cannabis would be approved by Congress.

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

CHICAGO ATLANTIC BDC, INC.
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

Enforcement under the FDCA may be criminal or civil in nature and can include those who aid and abet a violation, or conspire to violate, the FDCA. Violations of the FDCA are for first violations misdemeanors punishable by imprisonment up to one year or a fine, or both, and for second violations or violations committed with an “intent to defraud or mislead” felonies punishable by fines and imprisonment up to three years. The fines provided for are low ($1,000 and $3,000), but under the Criminal Fine Improvements Act of 1987, the criminal fines can be increased significantly (approximately $100,000 to $500,000). Civil remedies under the FDCA include civil money penalties, injunctions and seizures. The FDA also has a number of administrative remedies (e.g., warning letters, recalls, debarment). With respect to CBD products, the FDA so far has limited its enforcement to sending cease-and-desist letters to companies selling CBD products and making “egregious, over-the-line” claims, such as “cures cancer,” “treats Alzheimer’s Disease” and “treats chronic pain.” Additionally, plaintiff lawyers have brought putative class actions against several companies selling CBD product, claiming that the marketing of them as legal products violates California law, although most of the cases have been stayed pending the FDA issuing promised guidelines to the industry. Since issuing the initial guidance following the 2018 Farm Bill, the FDA has sent cease-and-desist warning letters to more than twenty companies making health claims about CBD products. The Federal Trade Commission (“FTC”) has also sent warning letters to companies making unsubstantiated health claims about CBD products and has even filed a lawsuit against one. The FDA’s additional guidance on CBD, titled, “Cannabidiol Enforcement Policy; Draft Guidance for Industry,” which the FDA has described as a “risk-based enforcement policy” to prioritize enforcement decisions, was submitted to the White House on July 22, 2020, was not formally approved by the Trump administration, and has been pulled back by the Biden Administration. In early 2023, the FDA’s cannabis working group announced that it could not permit CBD to be regulated as a supplement due to significant safety concerns and uncertainties. Instead, the FDA asked Congress for help to design a fit-for-purpose regulatory pathway for CBD which, to date, Congress has not acted on.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	sales of our common stock by the Adviser or CALP;

•	departure of our Adviser’s key personnel; and

•	general economic trends and other external factors.

If our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

CHICAGO ATLANTIC BDC, INC.
Sales of substantial amounts of our common stock in the public market, including by the Adviser or CALP, may have an adverse effect on the market price of our common stock.

The Adviser was the seed investor of the Company and provided initial funding to the Company by purchasing approximately 4.5 million shares of our common stock in our initial public offering. The Adviser provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. In addition, CALP purchased approximately 16.6 million shares of our common stock in connection with the Loan Portfolio Acquisition with the intention of distributing such shares of our common stock to CALP’s members within six months of the Loan Portfolio Acquisition. The Adviser and CALP do not expect to hold our common stock indefinitely, and may sell our common stock, or distribute our common stock to their members (who may, in turn, sell our common stock subject to certain holding period requirements), at a future point in time. In order for the Adviser’s or CALP’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Adviser or CALP to make recurring sales of our common stock on a periodic basis. Sales of substantial amounts of our common stock, including by the Adviser, CALP, their members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities, should we desire to do so.

The Adviser and CALP have significant influence over us, including having an approximately 80% vote for matters that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

The Adviser and CALP collectively hold approximately 80% of our voting stock and have the ability to exercise substantial control over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of our charter, our ability to issue our common stock at a price below NAV per share, and the approval of any merger or other extraordinary corporate action.

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

CHICAGO ATLANTIC BDC, INC.
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

 CALP purchased approximately 16.6 million shares of our common stock in connection with the Loan Portfolio Acquisition with the intention of distributing such shares of our common stock to CALP’s members within six months of the Loan Portfolio Acquisition. CALP does not expect to hold our common stock indefinitely, and may sell our common stock, or distribute our common stock to its members (who may, in turn, sell our common stock subject to certain holding period requirements), at a future point in time. Sales of substantial amounts of our common stock, including by CALP, its members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities, should we desire to do so.

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

We also expect to achieve certain cost savings from the Loan Portfolio Acquisition. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to integrate the Loan Portfolio with our investment portfolio in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine the Loan Portfolio with our investment portfolio, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

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

CHICAGO ATLANTIC BDC, INC.
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

Common Stock

Our common stock began trading on the Nasdaq Global Market on February 4, 2022 in connection with our IPO of shares of our common stock. Since October 2, 2024, our common stock trades on the Nasdaq Global Market under the symbol “LIEN.”

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market.

CHICAGO ATLANTIC BDC, INC.
On March 28, 2025, the last reported closing sales price of our common stock on the Nasdaq Global Market was $11.44 per share, which represented a discount of approximately 13.3% to our net asset value per share of $13.20 as of December 31, 2024.

Class and Period	Net Asset Value(1)			High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)

		Price Range
		High	Low
Year Ended December 31, 2025
First Quarter (Through March 28, 2025)	*	$12.56	$10.92	*	*	$0.34	(6)
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.7%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(7)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	$0.63	(7)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%	-
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%	-
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the end of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	On November 8, 2022, our Board of Directors approved a change to our fiscal year end from March 31 to December 31.
(5)	Shares of our common stock began trading on the Nasdaq Global Market on February 4, 2022. Since October 2, 2024, our common stock trades on the Nasdaq Global Market under the symbol “LIEN.”
(6)	The dividend is payable on April 11, 2025 to stockholders of record on March 28, 2025.
(7)	Consists of a quarterly dividend and a special dividend.
*	Not determined at time of filing.

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

Holders

As of March 28, 2025, there were approximately 9 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
The following table summarizes distributions declared and/or paid by the Company from inception through December 31, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925

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

During the year ended December 31, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	31
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	19

During the year ended December 31, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	84
November 9, 2023	Special	December 20, 2023	December 29, 2023	152

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended December 31, 2024 or December 31, 2023.

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we issued 73 shares of common stock for a total of approximately $812 under the DRIP. During the year ended December 31, 2023, we issued 269 shares of common stock for a total of approximately $2,318 under the DRIP. These issuances were not subject to the registration requirements of the Securities Act.

CHICAGO ATLANTIC BDC, INC.
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

* Assumes $100 invested on 2/4/2022 (first date our common stock began trading on the Nasdaq Global Market) through December 31, 2024,  in each of our common stock and the S&P BDC Index, S&P 500 Index and NASDAQ Financial 100 Index, including reinvestment of dividends.

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

Overview

We were formed in January 2021 as a Maryland corporation and are structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we have elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code, commencing with our taxable year ended March 31, 2022.

We are a specialty finance company focused on investing in companies in highly complex and highly regulated industries typically underserved by other capital providers, including investing across the cannabis ecosystem through investments in the form of direct loans to privately held cannabis companies. Although we primarily focus on investments in the cannabis industry, we may also invest in growth and technology companies, esoteric and asset-based lending opportunities, and liquidity solutions opportunities as described further below.

CHICAGO ATLANTIC BDC, INC.
Our investment objective is to maximize risk-adjusted returns on equity for our shareholders. We seek to capitalize on, among other things, what we believe to be nascent cannabis industry growth, and drive return on equity by generating current income from our debt investments and capital appreciation from our equity and equity-related investments. We intend to achieve our investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. We intend that our debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date. To date, we have been focused on investing in first lien secured, fixed and floating rate debt with terms of two to four years. We expect our secured loans to be secured by various types of assets of our borrowers. While the types of collateral securing any given secured loan will depend on the nature of the borrower’s business, common types of collateral we expect to secure our loans include real property and certain personal property, including equipment, inventory, receivables, cash, intellectual property rights and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. Certain attractive assets of our cannabis borrowers, such as cannabis licenses and cannabis inventory, may not be able to be used as collateral or transferred to us. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.” In some of our portfolio investments, we expect to receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps.

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

The loans in which we tend to invest typically pay interest at rates which are determined periodically on the basis of U.S. Prime Rate (“PRIME”) or Secured Overnight Financing Rate (“SOFR”) plus a premium. The loans in which we have invested and expect to invest are typically made to U.S. and, to a limited extent, non-U.S. (including emerging market) corporations, partnerships and other business entities which operate in various industries and geographical regions. These loans typically are not rated or are rated below investment grade. Securities rated below investment grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $644 million of potential investments in varying stages of underwriting.

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

CHICAGO ATLANTIC BDC, INC.
The Adviser seeks to invest in cannabis companies that it believes have some or all of the following characteristics:

•	Growth or EBITDA positive entities

•	Companies that require capital but do not want to dilute their equity

•	Companies that are showing strong cash flow performance with low leverage profiles

•	Transactions that tend to be attractively priced and have better than normal covenants and amortization due to complexity of the industry

•	Low debt to enterprise value

Growth & Technology

Our growth and technology sub-strategy is focused on industry leaders and disruptive companies that are experiencing strong growth trajectories and typically need capital to support continued revenue growth or expansion of the business. In most cases, these businesses have found a niche in their respective markets, proven their customer value proposition, and have already reached significant revenue milestones. These businesses include both private equity and venture capital backed businesses, as well as non-sponsor backed companies.  In most cases, a significant amount of equity capital has been raised, resulting in low overall loan to enterprise value.

The Adviser seeks to invest in growth and technology focused companies that it believes have some or all of the following characteristics:

•	Industry leaders and disruptive companies experiencing strong growth

•	Companies that have raised significant equity capital validating market value

•	Industry focus typically includes software, hardware, e-commerce, direct to consumer and other fast-growing companies

•	Liquidity covenants that ensure such company has adequate cash runway

•	Low debt to enterprise value

•	Profitable or demonstrated path to near term profitability

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

The Adviser seeks to invest in esoteric industries or companies in need of asset-based loans that it believes have some or all of the following characteristics:

•	Companies that are showing strong cash flow performance with low leverage profiles, but the industries carry regulatory, reputational or other risks

•	Companies with attractive assets, including, but not limited to, accounts receivable, equipment or real estate

•	Transactions that tend to be attractively priced and have better than normal covenants and amortization due to complexity of the industry or situation

•	Low debt to asset value and/or enterprise value ratios

CHICAGO ATLANTIC BDC, INC.
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

The Adviser seeks to invest in liquidity solutions opportunities that it believes have some or all of the following characteristics:

•	Financing is typically event driven

•	Companies that are pursuing a merger, acquisition, refinancing, dividend recap, or other strategic liquidity need

•	Companies that are showing strong cash flow performance with low leverage profiles

•	Companies that have multiple areas of value and liquidity in addition to the underlying business

•	Low debt to enterprise value ratios

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of two to six years. Our loan portfolio will bear interest at a fixed or floating rate, subject to interest rate floors in certain cases. Interest on our debt investments will generally be payable either monthly or quarterly, but may be semi-annually.

Our investment portfolio consists of fixed and floating rate loans, and our credit facilities, if any, will bear interest at floating rates. Macro trends in base interest rates like PRIME or SOFR may affect our net investment income (loss) over the long term.

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

CHICAGO ATLANTIC BDC, INC.
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

CHICAGO ATLANTIC BDC, INC.
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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $275.2 million and was comprised of approximately $239.9 million in first lien senior secured loans, approximately $34.7 million in senior secured notes, and $0.7 million in equity securities across twenty-eight portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $54.1 million and was comprised of approximately $46.0 million in first lien senior secured loans, and approximately $8.1 million in senior secured notes across five portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments are shown in the following tables as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024
Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.1%	87.1%
Senior Secured Notes	12.6	12.6
Preferred Stock	0.2	0.2
Warrants	0.1	0.1
Total	100.0%	100.0%

	As of December 31, 2023
Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	84.9%	85.0%
Senior Secured Notes	15.1	15.0
Total	100.0%	100.0%

CHICAGO ATLANTIC BDC, INC.
The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of December 31, 2024 and December 31, 2023. The geographic composition is determined by the location of the headquarters of the portfolio company.

	As of December 31, 2024
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	32.4%	32.6%
West	31.6	31.5
Northeast	19.3	19.3
Southwest	8.0	8.0
Southeast	7.6	7.5
International:
Canada	1.1	1.1
Total	100.0%	100.0%

	As of December 31, 2023
Geographic Region	Amortized Cost	Fair Value
United States:
West	46.5%	46.4%
Midwest	46.0	46.0
Northeast	7.5	7.6
Total	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024
Industry (1)	Amortized Cost	Fair Value
Cannabis	76.6%	76.7%
Finance and Insurance	11.3	11.2
Information	5.4	5.4
Public Administration	3.7	3.8
Retail Trade	1.2	1.2
Health Care and Social Assistance	1.0	1.0
Real Estate and Rental and Leasing	0.8	0.7
Total	100.0%	100.0%

(1) The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.

	As of December 31, 2023
Industry (1)	Amortized Cost	Fair Value
Cannabis	100.0%	100.0%
Total	100.0%	100.0%

(1) The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2024 and December 31, 2023, we had three portfolio companies that represented 45.1% and 85.0%, respectively, of the fair values of our portfolio. As of December 31, 2024 and December 31, 2023, our largest portfolio company represented 18.9% and 38.7%, respectively, of the total fair values of our investments in portfolio companies.

Investment Activity

During the years ended December 31, 2024 and December 31, 2023, we made an aggregate of approximately $240.5 million and $8.4 million of investments in twenty-eight and two portfolio companies, excluding fees and discounts, respectively. During the years ended December 31, 2024 and December 31, 2023, there were $21.4 million and $6.2 million repayments received or sales of investments.

CHICAGO ATLANTIC BDC, INC.
The following table provides a summary of the changes in the investment portfolio for the years ended December 31, 2024 and December 31, 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning Portfolio Investments, at fair value	$54,120,000	$50,254,550
Purchases	240,515,638	8,442,000
Accretion of discount (amortization of premium), net	1,101,295	810,554
PIK interest	743,775	115,725
Proceeds from sales of investments and principal repayments	(21,410,831)	(6,214,093)
Net realized gain (loss) on investments	(74,483)	(210,767)
Net change in unrealized appreciation (depreciation) on investments	246,004	922,031
Ending Portfolio Investments, at fair value	$275,241,398	$54,120,000

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of December 31, 2024 and December 31, 2023:

As of December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	275,241,398	100.0
3	-	-
4	-	-
5	-	-
Total	$275,241,398	100.0%

CHICAGO ATLANTIC BDC, INC.
As of December 31, 2023
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	54,120,000	100.0%
3	-	-%
4	-	-%
5	-	-%
Total	$54,120,000	100.0%

Debt Investments on Non-Accrual Status

As of December 31, 2024 and December 31, 2023, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the years ended December 31, 2024 and December 31, 2023.

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2024 and December 31, 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Stated interest income	$18,060,773	$10,810,370
Accretion of discount (amortization of premium), net	1,101,295	810,554
PIK	743,775	115,725
Total interest income	19,905,843	11,736,649
Other fee income	1,759,910	196,251
Total investment income	$21,665,753	$11,932,900

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

Total interest income increased by $8.2 million or 69.6% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily attributable to the increase in the principal balance of our debt investments, which increased from $55 million to $277 million during the year ended December 31, 2024 as a result of the Loan Portfolio Acquisition.

Additionally, non-recurring fee income increased by approximately $1.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily attributable to non-refundable upfront fees recognized in connection with the origination of eight new investments during the year ended December 31, 2024, excluding assets acquired in the Loan Portfolio Acquisition, compared to only one new investment originated in the year ended December 31, 2023.

CHICAGO ATLANTIC BDC, INC.
Operating Expenses

Our operating expenses for the years ended December 31, 2024 and December 31, 2023 are presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Transaction expenses related to the Loan Portfolio Acquisition	5,341,779	711,264	4,630,515	651.0%
Income-based incentive fees	2,327,448	1,511,253	816,195	54.0%
Management fee	1,504,239	1,013,764	490,475	48.4%
General and administrative expenses	700,000	-	700,000	100.0%
Professional fees	527,358	435,090	92,268	21.2%
Audit expense	497,200	499,698	(2,498)	(0.5%)
Administrator fees	449,974	335,253	114,721	34.2%
Other expenses	430,254	355,672	74,582	21.0%
Legal expenses	282,156	343,824	(61,668)	(17.9%)
Excise tax expense	120,024	10,655	109,369	1026.5%
Capital gains incentive fees	34,304	87,583	(53,279)	(60.8%)
Total operating expenses	12,214,736	5,304,056	6,910,680	130.3%

For the year ended December 31, 2024, operating expenses increased by $6.9 million, or 130.3%, compared to the year ended December 31, 2023. This increase was primarily driven by transaction expenses related to the Loan Portfolio Acquisition, which increased from $0.7 million for the year ended December 31, 2023 to $5.3 million for the year ended December 31, 2024, as the majority of expenses incurred with respect to the Loan Portfolio Acquisition were incurred during the year ended December 31, 2024.

Additionally, management fee and income-based incentive fees increased from $1.0 million and $1.5 million, respectively, for the year ended December 31, 2023, to $1.5 million and $2.3 million, respectively, for the year ended December 31, 2024. These increases were primarily due to higher average assets and an increase in investment income resulting from the Loan Portfolio Acquisition.

Furthermore, professional fees, general and administrative expenses, audit expense, administrative fees, other expenses, and legal expenses for the year ended December 31, 2024 either increased or remained consistent compared to the year ended December 31, 2023, reflecting the increase in complexity, portfolio size, and growth of the Company following the completion of the Loan Portfolio Acquisition.

See “Note 13 – Loan Portfolio Acquisition” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition.

Net Investment Income

Net investment income was approximately $9.5 million for the year ended December 31, 2024, as compared to approximately $6.6 million for the year ended December 31, 2023. The fluctuation in net investment income is attributable to the increase in complexity, portfolio size and growth of the Company following the close of the Loan Portfolio Acquisition. The Company saw a net increase of $220.9 million in the amortized cost of its investment portfolio from December 31, 2023 to December 31, 2024.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were $74,483 net realized losses from the sales, repayments, or exits of investments during the year ended December 31, 2024. There was $210,767 net realized loss from the sale of an investment during the year ended December 31, 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Total net realized gain (loss)	$(74,483)	$(210,767)
Value change from previous year	136,284	(210,767)
Percentage change from previous year	65%	-

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

CHICAGO ATLANTIC BDC, INC.
Net change in unrealized appreciation (depreciation) from investments for the years ended December 31, 2024 and December 31, 2023 is comprised of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Gross unrealized appreciation	$956,472	$995,334
Gross unrealized depreciation	(710,468)	(73,303)
Total net change in unrealized appreciation (depreciation) from investments	$246,004	$922,031

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Aeriz Holdings Corp	$(53,418)	$-
Ascend Wellness Holdings, Inc.	(23,395)	-
Aura Home, Inc	(10,265)	-
Curaleaf Holdings, Inc.	(40,141)	150,678
Deep Roots Harvest, Inc.	(25,000)	-
Dreamfields Brands, Inc. (d/b/a Jeeter)	(4,907)	91,226
Elevation Cannabis, LLC	263,704	-
Flowery - Bill’s Nursery, Inc.	61,103	-
HA-MD, LLC	3,608	-
Hartford Gold Group, LLC (Maturity: 12/17/2025)	12,063	-
Hartford Gold Group, LLC (Maturity: 1/6/2027)	23,560	-
Minden Holdings, LLC	3,176	-
Nova Farms, LLC	237,595	-
Oasis - AZ GOAT AZ LLC	(4,033)	-
PharmaCann, Inc	135,369	(73,303)
Proper Holdings, LLC	3,130	-
Protect Animals With Satellites LLC (Halo Collar): Term Loan	(9,643)	-
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	(6,441)	-
Remedy - Maryland Wellness, LLC	44,729	-
RTCP, LLC	19,948	-
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	(185,946)	278,258
Simspace Corporation	(72,959)	-
Subsero Holdings - Illinois, Inc	9,416	-
Sunny Days Enterprises, LLC	43,094	-
Tulip.io Inc.	(30,143)	-
Verano Holdings Corp.	(208,031)	475,172
West Creek Financial Holdings, Inc. dba Koalafi	(18,320)	-
Workbox Holdings, Inc.	46,493	-
Youth Opportunity Investments, LLC	49,484	-
Workbox Holdings, Inc: A-3 Warrants	(5,785)	-
Workbox Holdings, Inc: A-4 Warrants	(12,041)	-
Total net change in unrealized appreciation (depreciation) from investments	$246,004	$922,031

During the year ended December 31, 2024, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our loan portfolio and the conversion of unrealized appreciation (depreciation) to realized gain (loss). During the year ended December 31, 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our loan portfolio.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities.

CHICAGO ATLANTIC BDC, INC.
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

Our primary use of funds will be investments in portfolio companies, dividend payments to holders of our common stock who opt out of the DRIP, and the payment of operating expenses. As of December 31, 2024 and December 31, 2023, we had cash resources of approximately $23.9 million and $32.6 million and no indebtedness.

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

CHICAGO ATLANTIC BDC, INC.
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

All of our investments as of December 31, 2024 and December 31, 2023 are categorized at level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

On October 1, 2024, the Company completed its previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC (“CALP”) of a portfolio of loans (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. See “Note 13 – Loan Portfolio Acquisition” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition.

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

In connection with the Loan Portfolio Acquisition and the Joint Venture, the Board and the officers of the Company changed as follows: (i) Frederick C. Herbst (Independent Director), John Mazarakis (Partner at Chicago Atlantic), and Jason Papastavrou (Independent Director) joined the Board, to serve until the 2025, 2026, and 2027 annual meetings of stockholders, respectively, and until their respective successors are duly elected and qualified; (ii) Andreas Bodmeier (Partner at Chicago Atlantic) replaced Mr. Gordon as Chief Executive Officer of the Company; (iii) Mr. Gordon became Executive Chairman of the Board and Co-Chief Investment Officer of the Company; (iv) Umesh Mahajan became Co-Chief Investment Officer of the Company in addition to remaining Chief Financial Officer and Secretary of the Company; and (v) Dino Colonna (Partner at the Adviser) became the President of the Company. Each officer of the Company will serve until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

In addition, in connection with the Loan Portfolio Acquisition and the Joint Venture, the Company has been renamed “Chicago Atlantic BDC, Inc.,” and its ticker symbol has been changed to “LIEN,” and the Adviser has been renamed “Chicago Atlantic BDC Advisers, LLC.” The changes to the Company’s name and ticker symbol became effective in the market at the open of business on October 2, 2024.

On February 11, 2025, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) among the Company, as borrower, Western Alliance Trust Company, N.A. (“WATC”), as administrative agent, Western Alliance Bank, as an issuing bank and as the initial lender, and the other lenders party thereto from time to time.

Under the Credit Agreement, the lenders have agreed to extend credit to the Company on a revolving basis in an initial aggregate amount of up to $100,000,000 with an option for the Company to request additional commitments, in a minimum amount of $5,000,000, at one or more times from existing and/or new lenders at their election. The Credit Agreement also provides for the issuance of letters of credit in an aggregate face amount of up to $5,000,000.

Availability under the Credit Agreement (the “Revolving Period”) will terminate on February 11, 2027, and the Credit Agreement has a scheduled maturity date of March 31, 2028.

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term Secured Overnight Financing Rate plus 3.00%. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

In connection with the Company entering into the Credit Agreement, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that the interest expense, fees, and other costs associated with the Credit Agreement, and any future interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

Additionally, on February 11, 2025, WATC and the Company entered into a custody agreement (the “WATC Custody Agreement”), pursuant to which WATC was appointed to serve as the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the WATC Custody Agreement at any time upon sixty (60) days’ prior written notice. In addition, Western Alliance Bank (“WAB”) and the Company entered into two substantively identical custody agreements (the “WAB Custody Agreements” and together with the WATC Custody Agreement, the “Custody Agreements”), pursuant to which WAB was appointed to hold and act as the Company’s custodian with respect to all Deposit Accounts (as defined in the WAB Custody Agreements) for funds of the Company placed through the ICS Deposit Placement Agreement (included with the WAB Custody Agreements).

On February 14, 2025, Mr. Mahajan resigned from his position as Chief Financial Officer of the Company. Mr. Mahajan’s decision to resign from his position as Chief Financial Officer of the Company was due to his desire to focus more attention on his duties as the Co-Chief Investment Officer of the Company, and was not due to a disagreement on any matter related to the Company’s operations, policies or practices.

CHICAGO ATLANTIC BDC, INC.
On February 14, 2025, the Board appointed Martin Rodgers to the position of Chief Financial Officer of the Company. Mr. Rodgers will serve as Chief Financial Officer of the Company until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

Mr. Rodgers has over 35 years of accounting, finance, project and risk management experience, and serves as the Senior Managing Director of Finance and Accounting at Chicago Atlantic Group, LP. Prior to joining Chicago Atlantic, Mr. Rodgers spent 15 years at First Eagle Alternative Credit, a $20 billion alternative credit manager specializing in bank syndicated loans and direct lending debt, in various roles, including Director of Finance and Administration and Director of Alternative Credit Risk, with responsibilities for fund accounting, performance measurement, enterprise risk management, and special projects. Mr. Rodgers started his career in the United Kingdom and spent 4 years in the audit practice at PricewaterhouseCoopers. He has also held positions at Goldman Sachs, Abbot Laboratories, and Jefferson Wells. Mr. Rodgers holds a Bachelor of Arts (Accountancy and Economics) degree from the University of Stirling in Scotland and is a member of the Institute of Chartered Accountants of Scotland.

On March 13, 2025, each of Mr. Frederick Herbst and Mr. Jason Papastavrou resigned from his position as Director of the Company. Each of Mr. Herbst’s and Mr. Papastavrou’s decision to resign from his position as Director of the Company was not due to a disagreement on any matter related to the Company’s operations, policies or practices.

On March 13, 2025, the Board appointed Ms. Supurna VedBrat to replace Mr. Herbst as a Class 1 Director of the Company, to serve until the Company’s annual meeting of stockholders to be held in 2025, or until her successor is duly elected and qualified. On March 13, 2025, the Board appointed Mr. Patrick McCauley to replace Mr. Papastavrou as a Class 3 Director of the Company, to serve until the Company’s annual meeting of stockholders to be held in 2027, or until his successor is duly elected and qualified.

Ms. VedBrat has had a professional career spanning over 25 years of experience in both the U.S. and Europe, and within the financial and technologies industries. Since 2023, Ms. VedBrat has served as a consultant. Previously, Ms. VedBrat was Head of Global Trading at BlackRock from July 2011 to February 2023, where she oversaw the company’s trading function across asset classes and regions. Ms. VedBrat was responsible for driving innovation and setting the trading platform’s strategic vision focused on growth and sustainable scalable trading solutions. Ms. VedBrat also served as a member of BlackRock’s Global Operating Committee and the Investment Subcommittee. Ms. VedBrat served as the President of Strategic Solutions Consulting from January 2009 to July 2011 and as a fixed income, commodities and distressed debt analyst at Bank of America from March 2004 to January 2009. Ms. VedBrat has served two terms each on the Commodity Futures Trading Commission (CFTC) Technology Advisory Committee (TAC) and the CFTC Global Markets Advisory Committee (GMAC). Previously, Ms. VedBrat held various positions at Bank of America, ING Barings in London, and Lehman Brothers in New York. She started her career as a software engineer with IBM at their research center. Ms. VedBrat serves on the boards of directors of Roadzen, Inc. and South Street Securities LLC. She also serves on the board of Women in Derivatives (WIND), a non-profit with a mission to advance women in the workforce. Ms. VedBrat was given the Financial Markets Luminary award by Women in Derivatives. Ms. VedBrat was ranked #8 on the Institutional Investor’s 2018 Trading Tech 40 list. She was also a recipient of the Markets Media Women in Finance Award for Excellence in Leadership. Ms. VedBrat holds a Bachelor of Arts (Honors) degree in Mathematics from Delhi University and a Bachelor of Arts (High Honors) degree in Computer Science from Rutgers University.

Mr. McCauley is Chief Executive Officer and Owner of Bridgewell Agribusiness LLC (SWAB), a commodity-based sales and trading company headquartered in Portland, Oregon. SWAB sources food and agricultural products for industrial and retail food companies. In January 2018, Mr. McCauley purchased SWAB from Bridgewell Resources, where he served as President and Chief Executive Officer since October 2013. Bridgewell Resources is a similar platform to SWAB, focusing on sales and trading of lumber-based products across a range of construction, utility, and retail markets. Prior to working at Bridgewell Resources, Mr. McCauley spent 22 years at Susquehanna International Group (SIG), a global quantitative financial trading firm based in Philadelphia, Pennsylvania. At SIG, Mr. McCauley held a number of key positions including Chief Operating Officer, Head of Business Development, Head of Equity Trading and Head of Trader Development and Education. Mr. McCauley regularly conducts seminars that explore the principles of Decision Science applied to managerial decision-making and strategic business management. In addition, he has developed a curriculum that he has taught as an independent study course for local high school students. Mr. McCauley holds a Bachelor of Arts degree from Swarthmore College and a Master of Business Administration degree from Vanderbilt University.

On March 13, 2025, Dr. Andreas Bodmeier resigned from his position as Chief Executive Officer of the Company. Dr. Bodmeier’s decision to resign from his position as Chief Executive Officer of the Company was not due to a disagreement on any matter related to the Company’s operations, policies or practices.

On March 13, 2025, the Board appointed Mr. Peter Sack to the position of Chief Executive Officer of the Company. Mr. Sack will serve as Chief Executive Officer of the Company until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

Mr. Sack is a Managing Partner at Chicago Atlantic Group, LP. Mr. Sack is a credit investor and portfolio manager with experience investing across the capital structure. Prior to joining Chicago Atlantic, Mr. Sack was a Principal at BC Partners Credit from July 2018 to June 2021, where he sourced and underwrote across the firm’s opportunistic and senior lending strategies in a wide array of industries including cannabis-related direct lending. Previously, Mr. Sack was an Associate at Atlas Holdings LLC, a private-equity firm focused on supporting distressed manufacturing and distribution companies globally, from July 2012 to June 2016. Mr. Sack serves on the boards of directors of Chicago Atlantic Real Estate Finance, Inc., Ability Insurance Company, and the New York City Charter School of the Arts. Mr. Sack speaks Mandarin Chinese and Spanish. Mr. Sack holds a Bachelor of Arts degree in East Asian Studies from Yale University, and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, and was a Fulbright Scholar at Sun Yat-sen University in China.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of political tensions in the United States and around the world (including the current conflicts between Russia and Ukraine and in the Middle East) have introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk, interest rate risk and credit risk.

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

As of December 31, 2024, 79.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 20.5% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2023, 84.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME and approximately 15.9% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations for the year ended December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 basis points	$39,514	$-	$39,514
Up 200 basis points	37,308	-	37,308
Up 100 basis points	35,102	-	35,102
Down 100 basis points	(32,184)	-	(32,184)
Down 200 basis points	(31,410)	-	(31,410)
Down 300 basis points	(30,782)	-	(30,782)

CHICAGO ATLANTIC BDC, INC.
Based on our Statements of Operations for the year ended December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 basis points	$6,103	$-	$6,103
Up 200 basis points	3,897	-	3,897
Up 100 basis points	1,691	-	1,691
Down 100 basis points	(1,227)	-	(1,227)
Down 200 basis points	(2,001)	-	(2,001)
Down 300 basis points	(2,629)	-	(2,629)

CHICAGO ATLANTIC BDC, INC.
Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Chicago Atlantic BDC, Inc. (formerly known as Silver Spike Investment Corp.)
New York, NY

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Chicago Atlantic BDC, Inc. (formerly known as Silver Spike Investment Corp.) (the “Company”), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2024, and for the period from April 1, 2022 through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2024, and for the period from April 1, 2022 through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian and the underlying investees or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2025

Chicago Atlantic BDC, Inc.
Statements of Assets and Liabilities
	December 31, 2024	December 31, 2023

ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $274,346,711 and $53,471,317, respectively)	$275,241,398	$54,120,000
Cash and cash equivalents	23,932,406	32,611,635
Receivable for investment sold	4,122,500	-
Interest receivable	3,582,610	1,755,360
Due from affiliates	2,361,019	-
Prepaid expenses and other assets	321,108	89,276
Total assets	$309,561,041	$88,576,271

LIABILITIES
Transaction fees payable related to the Loan Portfolio Acquisition	$2,945,125	$711,264
Income-based incentive fees payable	1,998,945	1,511,253
Offering costs payable	989,645	-
Due to affiliates	905,129	-
Management fee payable	758,362	257,121
Professional fees payable	458,809	431,953
Capital gains incentive fees payable	121,887	87,583
Excise tax payable	88,709	10,655
Deferred financing costs payable	47,881	-
Other payables	46,219	13,822
Unearned interest income	37,752	-
Distributions payable	-	2
Total liabilities	$8,398,463	$3,023,653

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,386 and 6,214,941 shares issued and outstanding, respectively	228,204	62,149
Additional paid-in-capital	303,272,034	85,041,203
Distributable earnings (accumulated loss)	(2,337,660)	449,266
Total net assets	$301,162,578	$85,552,618
NET ASSET VALUE PER SHARE	$13.20	$13.77

See notes to financial statements.

Chicago Atlantic BDC, Inc.
Statements of Operations

	For the years ended December 31,		For the period from April 1, 2022 through December 31, 2022*
	2024	2023
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$19,905,843	$11,736,649	$3,626,792
Fee income	1,759,910	196,251	410,000
Total investment income	21,665,753	11,932,900	4,036,792

EXPENSES
Transaction expenses related to the Loan Portfolio Acquisition	5,341,779	711,264	-
Income-based incentive fees	2,327,448	1,511,253	-
Management fee	1,504,239	1,013,764	336,432
General and administrative expenses	700,000	-	-
Professional fees	527,358	435,090	206,259
Audit expense	497,200	499,698	210,284
Administrator fees	449,974	335,253	171,494
Other expenses	430,254	355,672	350,358
Legal expenses	282,156	343,824	484,412
Excise tax expense	120,024	10,655	80,566
Capital gains incentive fees	34,304	87,583	-
Total expenses	12,214,736	5,304,056	1,839,805

NET INVESTMENT INCOME (LOSS)	9,451,017	6,628,844	2,196,987

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled non-affiliate investments	(74,483)	(210,767)	-
Net realized gain (loss) from investments	(74,483)	(210,767)	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliate investments	246,004	922,031	(273,348)
Net change in unrealized appreciation (depreciation) from investments	246,004	922,031	(273,348)
Net realized and unrealized gains (losses)	171,521	711,264	(273,348)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	9,622,538	7,340,108	1,923,639

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.91	$1.07	$0.35
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.93	$1.18	$0.31
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	10,343,621	6,214,682	6,214,672

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

Chicago Atlantic BDC, Inc.
Statements of Changes in Net Assets

	Common Stock

	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	9,451,017	9,451,017
Net realized gain (loss) from investments	-	-	-	(74,483)	(74,483)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	246,004	246,004
Total net increase (decrease) in net assets resulting from operations	-	-	-	9,622,538	9,622,538
Distributions to stockholders from:
Investment income-net	-	-	-	(12,420,140)	(12,420,140)
Capital transactions
Issuance of common stock, net of offering costs	16,605,372	166,054	218,240,696	-	218,406,750
Reinvestment of stockholder distributions	73	1	811	-	812
Total net increase (decrease) in net assets from capital transactions	16,605,445	166,055	218,241,507	-	218,407,562
Total increase (decrease) in net assets	16,605,445	166,055	218,241,507	(2,797,602)	215,609,960
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578

	Common Stock

	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	6,628,844	6,628,844
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	922,031	922,031
Total net increase (decrease) in net assets resulting from operations	-	-	-	7,340,108	7,340,108
Distributions to stockholders from:
Investment income-net	-	-	-	(8,265,537)	(8,265,537)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	269	2	2,316	-	2,318
Total net increase (decrease) in net assets from capital transactions	269	2	2,316	-	2,318
Total increase (decrease) in net assets	269	2	2,316	(925,429)	(923,111)
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618

See notes to financial statements.

Chicago Atlantic BDC, Inc.
Statements of Changes in Net Assets

	Common Stock

	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, March 31, 2022	6,214,672	$62,147	$84,917,788	$(427,845)	$84,552,090
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	2,196,987	2,196,987
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(273,348)	(273,348)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,923,639	1,923,639
Distributions to stockholders from:
Investment income-net	-	-	-	-	-
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	-	-	-	-	-
Total net increase (decrease) in net assets from capital transactions	-	-	-	-	-
Total increase (decrease) in net assets	6,214,672	62,147	84,917,788	1,923,639	1,923,639
Effect of permanent adjustments	-	-	-	-	-
Balance, December 31, 2022*	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

Chicago Atlantic BDC, Inc.
Statements of Cash Flows

	For the years ended December 31,		For the period from April 1, 2022 through December 31, 2022*
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,622,538	$7,340,108	$1,923,639
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	74,483	210,767	-
Net change in unrealized (appreciation) depreciation from investments	(246,004)	(922,031)	273,348
Net (accretion of discounts) and amortization of premiums	(1,101,295)	(810,554)	(165,398)
Purchase of investments	(29,943,975)	(8,442,000)	(50,362,500)
PIK interest capitalized	(743,775)	(115,725)	-
Proceeds from sales of investments and principal repayments	21,410,831	6,214,093	-
(Increase) Decrease in operating assets:
Interest receivable	(1,827,250)	(196,279)	(1,549,867)
Receivable for investment sold	(4,122,500)	-	-
Due from affiliates	(2,361,019)	-	-
Prepaid expenses and other assets	(133,953)	(56,953)	224,189
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	487,692	1,511,253	-
Management fee payable	501,241	86,156	170,965
Capital gains incentive fees payable	34,304	87,583	-
Professional fees payable	26,856	221,639	54,810
Transaction fees payable related to the Loan Portfolio Acquisition	2,233,861	711,264	-
Other payables	32,397	(19,841)	8,305
Due to affiliates	905,129	(37)	(48)
Excise tax payable	78,054	(69,911)	80,566
Deferred income payable	37,752	-	-
Offering cost payable	-	-	(264,581)
Organizational costs payable	-	-	(34,168)
Net cash (used in) provided by operating activities	(5,034,633)	5,749,532	(49,640,740)

Cash flows from financing activities
Proceeds from issuance of common stock	9,049,462	-	-
Offering costs paid	(274,728)	-	-
Distributions paid	(12,419,330)	(8,263,217)	-
Net cash (used in) provided by financing activities	(3,644,596)	(8,263,217)	-

Net (decrease) increase in cash and cash equivalents	(8,679,229)	(2,513,685)	(49,640,740)
Cash and cash equivalents, beginning of period	32,611,635	35,125,320	84,766,060
Cash and cash equivalents, end of period	$23,932,406	$32,611,635	$35,125,320

Supplemental disclosure and non-cash financing and investing activity
Loans acquired for issuances of shares of common stock	$210,571,663	$-	$-
Reinvestment of dividend distributions	812	2,318	-
Accrual for deferred financing costs (Note 2)	47,881	-	-
Accrual for deferred offering costs (Note 2)	49,998	-	-
Excise taxes paid	41,969	80,566	-

*	On November 8, 2022, our Board of Directors approved a change in our fiscal year end from March 31 to December 31.

See notes to financial statements.

Chicago Atlantic BDC, Inc.
December 31, 2024
Schedule of Investments
 (in thousands)
Portfolio Company	Facility Type	All-in Rate	Bench- mark(3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par(2)	Amortized Cost(17)	Fair Value(4)	% of Net Assets	Tickmark
Investments at Fair Value													(1)(5)
U.S. Corporate Debt
First Lien Senior Secured U.S. Debt
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	15.50%	P	6.00%	2.00%	7.00%	10/1/2024	6/30/2025	$10,075	$9,927	$9,873	3.28%	(9)
Archos Capital Group, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	8.50%	10/1/2024	2/28/2025	1,462	1,462	1,462	0.49%	(10)
Deep Roots Harvest, Inc.	Delayed Draw Term Loan	14.00%	P	6.50%	0.00%	8.00%	10/23/2024	8/15/2027	5,000	5,000	4,975	1.65%	(11)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	5/3/2026	31,745	31,659	31,745	10.54%	(11)
Elevation Cannabis, LLC	Delayed Draw Term Loan	15.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	14,300	13,893	14,157	4.70%	(10)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2025	12,364	12,303	12,364	4.11%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	3,290	3,286	3,290	1.09%	(12)
Kaleafa, Inc.	Term Loan	16.00%	P	8.50%	0.00%	8.50%	10/4/2024	12/3/2027	2,875	2,875	2,875	0.95%	(11)
Nova Farms, LLC	Term Loan	14.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	15,679	14,579	14,817	4.92%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.00%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2026	5,146	5,073	5,069	1.68%	(11)
Proper Holdings, LLC	Delayed Draw Term Loan	13.00%	F	11.00%	2.00%	0.00%	10/1/2024	11/28/2025	4,396	4,393	4,396	1.46%	(10)
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	18.50%	P	7.50%	3.50%	5.00%	10/1/2024	8/4/2025	3,146	3,086	3,130	1.04%	(9)
STIIIZY, Inc (f/k/a) Shryne Group, Inc	Term Loan	17.00%	P	8.50%	1.00%	4.00%	5/26/2022	5/26/2027	40,793	40,504	40,385	13.41%	(11)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.50%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,941	2,873	2,882	0.96%	(10)
Verano Holdings Corp.	Term Loan	14.00%	P	6.50%	0.00%	6.25%	10/27/2022	10/30/2026	51,768	51,760	52,027	17.28%	(10)(14)
Total Cannabis										202,673	203,447	67.56%

Finance and Insurance
Hartford Gold Group, LLC	Term Loan	14.40%	S	9.85%	0.00%	1.50%	10/1/2024	12/17/2025	162	144	156	0.05%	(11)
Hartford Gold Group, LLC	Term Loan	14.75%	S	9.85%	0.00%	1.50%	10/1/2024	1/6/2027	1,682	1,431	1,455	0.48%	(11)
Minden Holdings, LLC	Term Loan	14.40%	P	7.25%	0.00%	0.00%	10/1/2024	5/31/2026	2,200	2,197	2,200	0.73%	(10)
Total Finance and Insurance										3,772	3,811	1.26%

Health Care and Social Assistance
Sunny Days Enterprises, LLC	Delayed Draw Term Loan	20.25%	P	4.75%	8.00%	3.25%	10/1/2024	3/31/2025	2,742	2,754	2,797	0.93%	(9)
Total Health Care and Social Assistance										2,754	2,797	0.93%

Information
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	12.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,663	3,417	3,407	1.13%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	12.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	2,004	1,870	1,864	0.62%	(9)
Simspace Corporation	Term Loan	17.50%	P	10.00%	0.00%	8.50%	10/1/2024	11/1/2025	6,500	6,573	6,500	2.16%	(9)
Total Information										11,860	11,771	3.91%

Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.28%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	10,375	10,273	10,323	3.43%	(10)
Total Public Administration										10,273	10,323	3.43%

Real Estate and Rental and Leasing
Workbox Holdings Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	1,622	1,406	1,452	0.48%	(10)
Total Real Estate and Rental and Leasing										1,406	1,452	0.48%

Retail Trade
Aura Home, Inc	Term Loan	12.03%	S	7.50%	0.00%	4.00%	10/1/2024	9/22/2025	3,325	3,285	3,275	1.09%	(9)
Total Retail Trade										3,285	3,275	1.09%

Total First Lien Senior Secured U.S. Debt										236,023	236,876	78.65%

Senior Secured U.S. Notes
Cannabis
Ascend Wellness	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,331	3,308	1.10%	(9)
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	4,500	4,142	4,253	1.41%	(9)(14)
Total Cannabis										7,473	7,561	2.51%

Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,980	22,000	7.31%	(13)
West Creek Financial Holdings, Inc. dba Koalafi	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	5,148	5,115	5,096	1.69%	(12)
Total Finance and Insurance										27,095	27,096	9.00%
Total Senior Secured U.S. Notes										34,568	34,657	11.51%

Total U.S. Corporate Debt										270,590	271,532	90.17%

Canadian Corporate Debt
First Lien Senior Secured Canadian Debt
Information
Tulip.io Inc.	Term Loan	14.50%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,014	3,014	2,984	0.99%	(8)(14)
Total Information										3,014	2,984	0.99%
Total First Lien Senior Secured Canadian Debt										3,014	2,984	0.99%

Total Canadian Corporate Debt										3,014	2,984	0.99%

Total Debt Investments										273,604	274,516	91.16%

Chicago Atlantic BDC, Inc.
December 31, 2024
Schedule of Investments
 (in thousands)
Portfolio Company	Class Series	Initial Acquisition Date	Shares	Amortized Cost (17)	Fair Value	% of Net Assets	Tickmark
U.S. Preferred Stock
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-1 Preferred	5/20/2024	500,000	500	500	0.17%	(6)(10)
Total Real Estate and Rental and Leasing				500	500	0.17%
Total U.S. Preferred Stock				500	500	0.17%

U .S. Warrants
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-3 Warrants	5/20/2024	71,000	97	91	0.03%	(6)(10)
Workbox Holdings Inc.	A-4 Warrants	5/20/2024	105,000	146	134	0.04%	(6)(10)
Total Real Estate and Rental and Leasing				243	225	0.07%
Total U.S. Warrants				243	225	0.07%

Canadian Warrants Information
Tulip.io Inc.	Warrants	11/4/2024	64,776	-	-	0.00%	(6)(8)(14)
Total Information				-	-	0.00%
Total Canadian Warrants				-	-	0.00%

Total Equity Investments				743	725	0.24%

TOTAL INVESTMENTS				274,347	275,241	91.40%

Portfolio Company	Yield	Cost	Fair Value	% of Net Assets	Tickmark
Cash & Cash Equivalents
State Street Institutional US Government Money Market Fund	4.43%	23,932	23,932	7.95%	(15)(16)
Total Cash & Cash Equivalents		23,932	23,932	7.95%

Total Portfolio Investments and Cash & Cash Equivalents		298,279	299,174	99.35%

Tickmark Legend
(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 Fair Value Hierarchy.

(2)	Par is net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) as defined in the Loan Service Agreements. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.53%, 4.69%, and 5.03%, respectively. As of December 31, 2024, the P was 7.50%.

(4)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.

(6)	Indicates a non-income producing investment. As of December 31, 2024, no debt investments are deemed as non-income producing.
(7)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(8)	The respective portfolio company’s headquarters’ is located outside of the United States.
(9)	Portfolio company located in the Northeast.
(10)	Portfolio company located in the Midwest.
(11)	Portfolio company located in the West.
(12)	Portfolio company located in the Southeast.
(13)	Portfolio company located in the Southwest.
(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2024 the aggregate fair value of non-qualifying assets is $59,263,833 or 19.14% of the Company’s total assets.

(15)	The rate shown is the annualized seven-day yield as of December 31, 2024.
(16)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(17)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.
F - Fixed
P - Prime
PIK - Payment-In-Kind
S - SOFR
See accompanying notes to financial statements.

Chicago Atlantic BDC, Inc.
December 31, 2023
Schedule of Investments
 (in thousands)

Portfolio Company	Facility Type	All-in Rate	Bench-mark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost (14)	Fair Value (4)	% of Net Assets	Tickmark
Investments at Fair Value													(1)(5)
US Corporate Debt
First Lien Senior Secured U.S. Debt
Cannabis
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	17.25%	P	8.75%	0.00%	7.50%	5/3/2023	5/3/2026	$4,320	$4,229	$4,320	5.05%	(10)
STIIIZY, Inc (f/k/a) Shryne Group, Inc	Term Loan	17.00%	P	8.50%	1.00%	4.00%	5/26/2022	5/26/2026	21,065	20,682	20,749	24.25%	(10)
Verano Holdings Corp.	Term Loan	15.00%	P	6.50%	0.00%	6.25%	10/27/2022	10/30/2026	20,937	20,462	20,937	24.47%	(9)(11)
Total Cannabis										45,373	46,006	53.77%
Total First Lien Senior Secured U.S. Debt										45,373	46,006	53.77%

Senior Secured U.S. Notes
Cannabis
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	4,500	3,989	4,140	4.84%	(8)(11)
PharmaCann, Inc	Senior Secured Note	12.00%	F	12.00%	0.00%	0.00%	6/30/2022	6/30/2025	4,250	4,109	3,974	4.65%	(9)
Total Cannabis										8,098	8,114	9.49%
Total Senior Secured U.S. Notes										8,098	8,114	9.49%
Total U.S. Corporate Debt										53,471	54,120	63.26%

Total Debt Investments										$53,471	$54,120	63.26%

Portfolio Company									Yield	Cost	Fair Value	% of Net Assets	Tickmark
Cash & Cash Equivalents
State Street Institutional US Government Money Market Fund									5.32%	32,612	32,612	38.12%	(12)(13)
Total Cash & Cash Equivalents										32,612	32,612	38.12%

Total Portfolio Investments and Cash & Cash Equivalents										$86,083	$86,732	101.38%

Tickmark Legend
(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 Fair Value Hierarchy.

(2)	Par is net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) as defined in the Loan Service Agreements. As of December 31, 2023, rates for 1M S, 3M S and 6M S are 5.34%, 5.36%, and 5.35%, respectively. As of December 31, 2023, the P was 8.50%

(4)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.

(6)
Indicates a non-income producing investment. As of December 31, 2023, no investments are deemed as non-income producing. All equity and warrant investments are non-income producing as of December 31, 2023 unless otherwise noted

(7)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(8)	Portfolio company located in the Northeast.
(9)	Portfolio company located in the Midwest.
(10)	Portfolio company located in the West.
(11)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2023 the aggregate fair value of non-qualifying assets is $25,077 or 29.3% of the Company’s total assets.

(12)	The rate shown is the annualized seven-day yield as of December 31, 2023.
(13)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.
F - Fixed
P - Prime
PIK - Payment-In-Kind
S - SOFR

See notes to financial statements.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements

NOTE 1 — ORGANIZATION

Chicago Atlantic BDC, Inc. (formerly, Silver Spike Investment Corp.) (an emerging growth company) (the “Company”, “we” or “our”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31 and elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, and has maintained (and intends to continue to maintain) such election in subsequent taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

On February 8, 2022, the Company completed its initial public offering (“IPO”) of 6,071,429 shares of its common stock, par value $0.01, at a price of $14.00 per share. The Company commenced operations on February 8, 2022, receiving approximately $83.3 million in total net proceeds from the offering, after deducting estimated offering expenses.

On February 25, 2022, the underwriters of the IPO exercised their option to purchase an additional 142,857 shares of common stock from the Company. The partial exercise of the over-allotment option closed on March 1, 2022, resulting in additional gross proceeds to the Company of approximately $2 million, before deducting offering expenses payable by the Company.

On February 4, 2022, the Company’s common stock began trading on the Nasdaq Global Market. Since October 2, 2024, the Company’s common stock trades on the Nasdaq Global Market under the symbol “LIEN.”

The Company is managed by Chicago Atlantic BDC Advisers, LLC (formerly, Silver Spike Capital, LLC) (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940 with the Securities and Exchange Commission (“SEC”). The Adviser has engaged SS&C Technologies, Inc. and ALPS Fund Services, Inc. (“SS&C”), as sub-administrator, to perform administrative services necessary for the Company to operate.

The Company is a specialty finance company focused on investing in companies in highly complex and highly regulated industries typically underserved by other capital providers, including investing across the cannabis ecosystem through investments in the form of direct loans to privately held cannabis companies. Although the Company focuses on investments in the cannabis industry, the Company may also invest in growth and technology companies, esoteric and asset-based lending opportunities, and liquidity solutions opportunities.

The Company’s investment objective is to maximize risk-adjusted returns on equity for its shareholders. The Company seeks to capitalize on, among other things, what it believes to be nascent cannabis industry growth, and drive return on equity by generating current income from its debt investments and capital appreciation from its equity and equity-related investments. The Company intends to achieve its investment objective by investing primarily in secured debt, unsecured debt, equity warrants and direct equity investments in privately held businesses. The Company intends that its debt investments will often be secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and will generally have a term of between three and six years from the original investment date.

On February 20, 2024, the Company announced that the Board of Directors of the Company (the “Board”) unanimously approved an expansion of the Company’s investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet the Company’s investment criteria. The investment strategy change became effective on April 22, 2024.

On October 1, 2024, the Company completed its previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC (“CALP”) of a portfolio of loans (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. See “Note 12 – Loan Portfolio Acquisition” for further information regarding the Loan Portfolio Acquisition.

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

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
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

On October 1, 2024, in connection with the New Investment Advisory Agreement, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through September 30, 2025. On February 14, 2025, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that any interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

In connection with the Loan Portfolio Acquisition and the Joint Venture, the Board and the officers of the Company changed as follows: (i) Frederick C. Herbst (Independent Director), John Mazarakis (Partner at Chicago Atlantic), and Jason Papastavrou (Independent Director) joined the Board, to serve until the 2025, 2026, and 2027 annual meetings of stockholders, respectively, and until their respective successors are duly elected and qualified; (ii) Andreas Bodmeier (Partner at Chicago Atlantic) replaced Mr. Gordon as Chief Executive Officer of the Company; (iii) Mr. Gordon became Executive Chairman of the Board and Co-Chief Investment Officer of the Company; (iv) Umesh Mahajan became Co-Chief Investment Officer of the Company in addition to remaining Chief Financial Officer and Secretary of the Company; and (v) Dino Colonna (Partner at the Adviser) became the President of the Company. Each officer of the Company will serve until his successor has been duly elected and qualified, or until the earlier of his resignation or removal.

In addition, in connection with the Loan Portfolio Acquisition and the Joint Venture, the Company has been renamed “Chicago Atlantic BDC, Inc.,” and its ticker symbol has been changed to “LIEN,” and the Adviser has been renamed “Chicago Atlantic BDC Advisers, LLC.” The changes to the Company’s name and ticker symbol became effective in the market at the open of business on October 2, 2024.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company following the accounting and reporting requirements set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies and Articles 6 and 12 of Regulation S-X. The financial statements reflect all adjustments and reclassification that, in the opinion of management, are necessary for the fair presentation of results of operations and financial condition as of and for the periods presented.

Reclassifications
Certain reclassifications have been made in the presentation of prior year financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2024.

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions affecting reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions.

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of December 31, 2024 and December 31, 2023, cash and cash equivalents consisted of $23.9 million and $32.6 million, respectively, all of which is held in the State Street Institutional U.S. Government Money Market Fund.

Investment Transactions
Investment transactions are recorded on trade date. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. Current-period changes in the fair value of investments are reflected as a component of the net change in unrealized appreciation (depreciation) from investments on the Statements of Operations. The net change in unrealized appreciation (depreciation) primarily reflects the change in fair value of investments as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments traded but not yet settled, if any, are reported in payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
Investment Valuation
The Company’s investments are recorded at their estimated fair value on the Statements of Assets and Liabilities.

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

Alternatively, the market approach or asset approach may be used. The market approach is a way of determining a value indication by using one or more methods that compare the portfolio company to similar businesses. Value indicators are applied to relevant financial information of the entity being valued to estimate its fair value. There are two methodologies to consider under the market approach: the guideline public company method (“GPC”) and the controlling transaction method (“CTM”). The GPC method is based on the premise that the pricing multiples of comparable publicly traded companies can be used as a tool to value privately held companies. The publicly traded companies’ ratios and business enterprise value provide guidance in the valuation process. Considerations of factors such as size, growth, profitability and return on investment are also analyzed and compared to the subject business. The CTM is based on the same premise as the GPC. Guideline transactions include change-of-control transactions involving public or private businesses for companies engaged in similar lines of business or with similar economic characteristics. The valuation considers the price at which the merger or acquisition took place to other factors in order to create a pricing multiple that can be used to determine an estimate of value for the subject company.

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

We apply FASB ASC Topic 820 - Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
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

Equity Securities and Warrants
The Company may be issued warrants by portfolio companies as yield enhancements in connection with a related debt investment. These warrants are recorded as assets at estimated fair value on the grant date. The Company determines the cost basis of the warrants or other equity securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Depending on the facts and circumstances, the Company generally utilizes a combination of one or several forms of the market approach and contingent claim analyses (a form of option analysis) to estimate the fair value of the securities as of the measurement date and determines the cost basis using a relative fair value methodology. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company. If appropriate, based on the facts and circumstances, the Company performs an allocation of the enterprise value to the equity securities utilizing a contingent claim analysis and/or other waterfall calculation by which it allocates the enterprise value across the portfolio company’s warrants and other equity securities in order of their preference relative to one another.

Earnings per share
Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis using the treasury stock method.

Revenue Recognition

Interest Income
Interest income is recorded on an accrual basis and includes accretion and amortization of discounts or premiums, respectively. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments includes the original cost adjusted for the accretion and amortization of discounts and premiums, respectively. Upon prepayment of a loan or debt security, any prepayment premiums and unamortized discounts or premiums are recorded as interest income.

Certain investments may have contractual PIK interest or dividends. PIK interest or dividends represents accrued interest or dividends that is added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity.

Dividend Income
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

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
Non-Accrual Policy
When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of December 31, 2024 and December 31, 2023, there were no investments placed on non-accrual status.

Unearned Revenue
The Company utilizes interest reserves on certain loans which are applied to future interest payments. Such reserves are established at the time of loan origination. The interest reserve is recorded as a liability as it represents unearned interest revenue. The interest reserve is relieved when the interest on the loan is earned, and interest income is recorded in the period when the interest is earned in accordance with the credit agreement. The interest payment is deducted from the interest reserve deposit balance on the date when the interest payment is due.

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of December 31, 2024 and December 31, 2023, the Company recorded $37,752 and $0, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

Income Taxes
The Company adopted an initial tax year end of December 31, 2021 and was taxed as a corporation for U.S. federal income tax purposes for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31 and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the tax period January 1, 2022 through March 31, 2022 and in subsequent years. The Company intends to maintain such election in the current and future taxable years. To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion (subject to the requirement to distribute 90% of its investment company taxable income as described above), may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. For the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, the Company accrued excise taxes of $120,024, $10,655, and $80,566, respectively. As of December 31, 2024 and December 31, 2023, $88,709 and $10,655, respectively, of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of December 31, 2024 and December 31, 2023. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of December 31, 2024, the tax years that remain subject to examination by the Internal Revenue Service are from 2022 (commencement of operations) forward.

Distributions
Distributions to common stockholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by our Board on a quarterly basis and is generally based upon the future taxable income estimated by management. Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders. Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
Offering Costs
These costs consist primarily of legal fees and other costs incurred in connection with issuances of the Company’s common stock, including the preparation of the Company’s registration statement, registration fees, transfer agent expenses, and other expenses relating to the offering. Offering costs are capitalized as deferred offering costs and, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, deferred offering costs were $49,998 and $0, respectively.

The deferred offering costs were charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the year ended December 31, 2024, $1,214,375 of offering costs were charged to capital. For the year ended December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, there were no offering costs charged to capital. As of December 31, 2024 and December 31, 2023, there were $989,645 and $0, respectively, of offering costs payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition
Cumulative transaction expenses related to the Loan Portfolio Acquisition through December 31, 2024 and December 31, 2023 were $6,053,043 and $711,264, respectively, and consisted primarily of legal fees and valuation fees. See “Note 13 – Loan Portfolio Acquisition” for further information regarding the Loan Portfolio Acquisition.

For the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $5,341,779, $711,264 and $0, respectively. As of December 31, 2024 and December 31, 2023, $2,945,125 and $711,264, respectively, of transaction expenses related to the Loan Portfolio Acquisition remained payable, and are included in transaction fees payable on the Statements of Assets and Liabilities.

Deferred Financing Costs
Deferred financing costs consist of origination expenses incurred in connection with the closing, or anticipated closing, of a credit facility, and may include legal, accounting, and other related expenses. These costs are deferred and amortized as interest expense using the straight-line method over the term of the applicable credit facility. Deferred financing costs, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, deferred financing costs were $47,881 and $0, respectively.

New Accounting Standards
On January 1, 2024, the Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires public entities to disclose significant expense categories and amounts for each reportable segment, along with information regarding the composition of “other segment items.” Additionally, the guidance requires the disclosure of the title and position of the entity’s Chief Operating Decision Maker (“CODM”), an explanation of how the CODM utilizes reported profit or loss measures to assess segment performance, and certain segment-related disclosures on an interim basis, which were previously required only annually. The Company adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. Refer to Note 12 for more information on the effects of the adoption of ASU 2023-07.

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

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
NOTE 3 — INVESTMENTS

The Company’s investments in portfolio companies are primarily in the form of debt investments, but may include equity warrants received in connection with debt investments, direct equity investments and derivative investments.

 The following tables summarize the composition of the Company’s portfolio investments by investment type as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost(1)	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$242,269,725	87.3%	$239,036,463	87.1%	$239,860,206	87.1%
Senior Secured Notes	35,147,669	12.7	34,567,422	12.6	34,656,192	12.6
Preferred Stock	-	-	500,000	0.2	500,000	0.2
Warrants	-	-	242,826	0.1	225,000	0.1
Total	$277,417,394	100.0%	$274,346,711	100.0%	$275,241,398	100.0%
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

	As of December 31, 2023
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost(1)	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	46,322,064	84.0%	$45,372,626	84.9%	$46,006,000	85.0%
Senior Secured Notes	8,750,000	16.0	8,098,691	15.1%	8,114,000	15.0
Total	55,072,064	100.0%	$53,471,317	100.0%	$54,120,000	100.0%
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024
Rate Type	Principal Balance	Amortized Cost(1)	Fair Value	Time to Maturity
Fixed-rate loans	$56,819,862	$55,954,923	$56,158,027	2.6 years
Floating-rate loans (SOFR)	15,543,708	15,134,388	15,209,230	1.4 years
Floating-rate loans (Prime)	205,053,824	202,514,574	203,149,141	1.6 years
Total Debt Investments	$277,417,394	$273,603,885	$274,516,398
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

	As of December 31, 2023
Rate Type	Principal Balance	Amortized Cost(1)	Fair Value	Time to Maturity
Fixed-rate loans	$8,750,000	$8,098,691	$8,114,000	2.2 years
Floating-rate loans (Prime)	46,322,064	45,372,626	46,006,000	2.6 years
Total Debt Investments	$55,072,064	$53,471,317	$54,120,000
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industries. The Company uses NAICS for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry. The following tables summarize the composition of the Company’s portfolio investments by industry as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024
Industry	Amortized Cost(1)	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$210,144,841	76.6%	$211,007,307	76.7%
Finance and Insurance	30,866,942	11.3	30,907,369	11.2
Information	14,873,810	5.4	14,754,624	5.4
Public Administration	10,273,444	3.7	10,322,928	3.8
Retail Trade	3,285,390	1.2	3,275,125	1.2
Health Care and Social Assistance	2,753,852	1.0	2,796,946	1.0
Real Estate and Rental and Leasing	2,148,432	0.8	2,177,099	0.7
Total	$274,346,711	100.0%	$275,241,398	100.0%
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

	As of December 31, 2023
Industry	Amortized Cost(1)	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$53,471,317	100.0%	$54,120,000	100.0%
Total	$53,471,317	100.0%	$54,120,000	100.0%
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The geographic composition is determined by the location of the principal place of business of each portfolio company. Geographic regions are defined as:  West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024
Geographic Region	Amortized Cost(1)	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$88,999,405	32.4%	$89,624,122	32.6%
West	86,686,279	31.6%	86,660,218	31.5%
Northeast	52,963,212	19.3%	53,223,047	19.3%
Southwest	21,980,052	8.0%	22,000,000	8.0%
Southeast	20,703,496	7.6%	20,749,887	7.5%
International:
Canada	3,014,267	1.1%	2,984,124	1.1%
Total	$274,346,711	100.0%	$275,241,398	100.0%
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

	As of December 31, 2023
Geographic Region	Amortized Cost(1)	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
West	24,910,798	46.5%	25,069,000	46.4%
Midwest	24,571,197	46.0%	24,911,000	46.0%
Northeast	3,989,322	7.5%	4,140,000	7.6%
Total	$53,471,317	100.0%	$54,120,000	100.0%
(1)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

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

Chicago Atlantic BDC, Inc.
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

•
The current Presidential Administration’s or specifically the U.S. Department of Justice’s change in policies or enforcement with respect to U.S. federal cannabis laws could negatively impact our portfolio companies’ ability to pursue their prospective business operations and/or generate revenues;

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

As of December 31, 2024 and December 31, 2023, we had three portfolio companies that represented 45.1% and 85.0%, respectively, of the fair values of our portfolio. As of December 31, 2024 and December 31, 2023, our largest portfolio company represented 18.9% and 38.7%, respectively, of the total fair values of our investments in portfolio companies.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of December 31, 2024 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of December 31, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2024 Using
Assets	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$239,860,206	$239,860,206
Senior Secured Notes	-	-	34,656,192	34,656,192
Preferred Stock	-	-	500,000	500,000
Warrants	-	-	225,000	225,000
Total	$-	$-	$275,241,398	$275,241,398

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
	Fair Value Measurements at December 31, 2023 Using
Assets	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$46,006,000	$46,006,000
Senior Secured Notes	-	-	8,114,000	8,114,000
Total	$-	$-	$54,120,000	$54,120,000

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2024 and December 31, 2023. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over PRIME, SOFR and/or Treasuries, as applicable, for senior secured first lien term loans, as of December 31, 2024 and December 31, 2023.

Investment Type	Fair Value as of 12/31/2024	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Senior Secured Loans	$239,860,206	Discounted Cash Flow	Discount Rate	9.1% - 28.6%		13.4%
Senior Secured Notes	34,656,192	Discounted Cash Flow	Discount Rate	7.4% - 17.2%		11.5%
Preferred stock	500,000	Market Approach	Current Value	2.50	x	2.50	x
Warrants	225,000	Option Pricing Model	Volatility Factor	47.2%		47.2%
Total	$275,241,398

(1)	The weighted average is calculated based on the fair value of each investment.

Investment Type	Fair Value as of 12/31/2023	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Senior Secured Loans	$46,006,000	Discounted Cash Flow	Discount Rate	10.4% - 14.0%	12.20%
Senior Secured Notes	8,114,000	Discounted Cash Flow	Discount Rate	7.4% - 13.7%	10.50%
Total	$54,120,000

(1)	The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the years ended December 31, 2024 and December 31, 2023:

	First Lien Senior Secured Debt	Senior Secured Notes	Preferred Stock	Warrants	Total
Balance as of December 31, 2023	$46,006,000	$8,114,000	$-	$-	$54,120,000
Purchase of investments	209,436,202	30,336,610	500,000	242,826	240,515,638
Net (accretion of discounts) and amortization of premiums	836,005	265,290	-	-	1,101,295
PIK interest capitalized	679,962	63,813	-	-	743,775
Proceeds from sales of investments and principal repayments	(17,288,331)	(4,122,500)	-	-	(21,410,831)
Net realized gain (loss) on investments	-	(74,483)	-	-	(74,483)
Net change in unrealized appreciation (depreciation) on investments	190,368	73,462	-	(17,826)	246,004
Balance as of December 31, 2024	$239,860,206	$34,656,192	$500,000	$225,000	$275,241,398

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2024	$190,368	$73,462	$-	$(17,826)	$246,004

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
	First Lien Senior Secured Debt	Senior Secured Notes	Total
Balance as of December 31, 2022	$40,660,633	$9,593,917	$50,254,550
Purchase of investments	8,442,000	-	8,442,000
Net (accretion of discounts) and amortization of premiums	557,079	253,475	810,554
PIK interest capitalized	115,725	-	115,725
Proceeds from sales of investments and principal repayments	(4,614,093)	(1,600,000)	(6,214,093)
Net realized gain (loss) on investments	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) on investments	844,656	77,375	922,031
Balance as of December 31, 2023	$46,006,000	$8,114,000	$54,120,000

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2023	$844,656	$77,375	$922,031

NOTE 5 — RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

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

The management fee is payable quarterly in arrears. For the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, the Company incurred $1,504,239, $1,013,764 and $336,432, respectively, of management fees. As of December 31, 2024 and December 31, 2023, $758,362 and $257,121, respectively, remained payable on the Statements of Assets and Liabilities. For the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, the Company incurred $2,327,448, $1,511,253 and $0, respectively, of income based incentive fees. As of December 31, 2024 and December 31, 2023, $1,998,945 and $1,511,253, respectively, remained payable on the Statements of Assets and Liabilities. For the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, the Company incurred $34,304, $87,583 and $0, respectively, of capital gains incentive fees. As of December 31, 2024 and December 31, 2023, $121,887 and $87,583, respectively, remained payable on the Statements of Assets and Liabilities.

Expense Limitation Agreement

On October 1, 2024, in connection with the New Investment Advisory Agreement, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through the period ending September 30, 2025.

On February 14, 2025, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that any interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
Administration Agreement

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

License Agreement

The Company has also entered into a license agreement with the Adviser pursuant to which the Adviser has agreed to grant the Company a nonexclusive, royalty-free license to use the name “Chicago Atlantic.” Under this agreement, the Company will have a right to use the “Chicago Atlantic” name, for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Chicago Atlantic” name.

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the years ended December 31, 2024 and December 31, 2023 and for the period from April 1, 2022 through December 31, 2022.

	For the years ended December 31,		For the period from April 1, 2022 through December 31, 2022*
	2024	2023
Affiliate Payments
Income-based incentive fees	$2,327,448	$1,511,253	$-
Management fee	1,504,239	1,013,764	336,432
Capital gains incentive fees	34,304	87,583	-
Total management and incentive fees earned	$3,865,991	$2,612,600	$336,432
General and administrative expenses reimbursable to the Adviser	700,000	-	-
Total	$4,565,991	$2,612,600	$336,432

*	On November 8, 2022, our Board approved a change in our fiscal year end from March 31 to December 31.

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023. Total amounts payable to the Adviser and its affiliates as of December 31, 2024 are $905,129, of which $820,797 and $84,332, represent general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively. There were no amounts payable as of December 31, 2023.

For the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, the Company reimbursed the Adviser $102,828, $6,192 and $12,145, respectively, for expenses paid on the Company’s behalf.

Affiliated Loan Administrative and Collateral Agent
Chicago Atlantic Admin, LLC (the “Loan Administrator”), serves as a loan administrator and collateral agent for certain loans within the Company’s investment portfolio. Among other customary responsibilities as described in each respective loan document, the Loan Administrator is responsible for: (a) the collection of interest, loan fees, and principal payments from portfolio companies, and (b) the subsequent disbursement of the allocable portion of such collections to the lender(s), including the Company. The Loan Administrator is a wholly-owned subsidiary of Chicago Atlantic Group, LP.

Interest and principal payments from our portfolio companies which were received by the Loan Administrator prior to December 31, 2024, but which were not remitted to the Company until after December 31, 2024, are included in due from affiliates on the Statement of Assets and Liabilities. As of December 31, 2024, the due from affiliates balance of $2,361,019 consists of $1,559,758 and $801,261 in interest and principal payments receivable, respectively. The amounts due from affiliate as of December 31, 2024 were collected in January 2025.

There were no amounts due from affiliates as of December 31, 2023.
Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of December 31, 2024 and December 31, 2023, $272,816,695 and $0, respectively, of the Company’s investments were co-investments with affiliates of the Company.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
Other Related Party Transactions

For the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022, the Company paid $0, $0 and $2,086, respectively, for expenses on the Adviser’s behalf.

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

As of December 31, 2024, the Adviser and CALP collectively hold approximately 80% of the Company’s voting stock and have the ability to exercise substantial control over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of the Company’s charter, the Company’s ability to issue its common stock at a price below NAV per share, and the approval of any merger or other extraordinary corporate action.

The Adviser absorbed $1.23 million, representing the cost of the sales load (i.e., underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock. The Company will not incur any additional expenses in connection with this transaction.

During the years ended December 31, 2024 and December 31, 2023, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 7 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared. The Company did not make any distributions during the period from April 1, 2022 through December 31, 2022.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded commitments on existing loans:

	As of December 31,
	2024	2023
Unfunded delayed draw loan commitments	$1,250,000	$-
Total undrawn commitments	$1,250,000	$-

The Company did not have any other off-balance sheet commitments or liabilities as of December 31, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of December 31, 2024, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 7 — COMMON STOCK

As of December 31, 2024, 100,000,000 shares of $0.01 par value common stock were authorized.

Loan Portfolio Acquisition
On October 1, 2024, the Company completed its previously announced acquisition of a portfolio of loans (the “Loan Portfolio”) from Chicago Atlantic Loan Portfolio, LLC (“CALP”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. Upon the closing of the Loan Portfolio Acquisition, there were 22,820,367 shares of the Company’s common stock outstanding.

Distributions
The following table summarizes distributions declared and paid by the Company during the years ended December 31, 2024 and December 31, 2023:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar dividend reinvestment plan for their clients. During the years ended December 31, 2024 and December 31, 2023, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	31
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	19

Declaration Date	Type	Record Date	Payment Date	Shares
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	12
August 10, 2023	Special	September 15, 2023	September 29, 2023	21
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	84
November 9, 2023	Special	December 20, 2023	December 29, 2023	152

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
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

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the years ended December 31, 2024 and December 31, 2023, and for the period from April 1, 2022 through December 31, 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	For the period from April 1, 2022 through December 31, 2022*
Net increase (decrease) in net assets resulting from operations	$9,622,538	$7,340,108	$1,923,639
Weighted Average Shares Outstanding - basic and diluted	10,343,621	6,214,682	6,214,672
Net increase (decrease) in net assets resulting from operations - basic and diluted	$0.93	$1.18	$0.31

*	On November 8, 2022, our Board approved a change in our fiscal year end from March 31 to December 31.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes as of December 31, 2024 and December 31, 2023.
In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. RICs are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of March 31, 2024, the Company’s most recent tax year end, the Company had $210,767 of capital loss carryforwards, all of which is short-term.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each year and carried forward for distribution in the following year may be different than this estimate.

During the years ended December 31, 2024 and December 31, 2023, the Company reclassified for book purposes amounts arising from permanent book to tax differences primarily related to net operating loss forfeiture and non-deductible excise tax paid for income tax purposes.

	December 31, 2024	December 31, 2023
Increase (decrease) in additional paid in capital	$(10,676)	$121,099
Increase (decrease) in distributable earnings (accumulated loss)	10,676	(121,099)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the period from April 1, 2024 through December 31, 2024, and the tax year from April 1, 2023 through March 31, 2024, were as follows:
	For the period from April 1, 2024 through December 31, 2024	For the tax year from April 1, 2023 through March 31, 2024
Ordinary income	$10,866,404	$9,819,273
Long-term capital gain	-	-
Return of capital	-	-
Total Distributions	$10,866,404	$9,819,273

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes for the fiscal years ended December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Tax cost of investments and cash equivalents	$298,279,117	$86,082,952
Unrealized appreciation	1,285,099	784,052
Unrealized depreciation	(390,412)	(135,369)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$894,687	$648,683

There were no differences between book-basis and tax-basis unrealized appreciation (depreciation) from investments.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
NOTE 11 — FINANCIAL HIGHLIGHTS

The Company was formed on January 25, 2021 and the effective date of our registration statement was February 3, 2022. Prior to February 3, 2022, the Company had no operations, except for matters relating to our formation and organization as a BDC. The following presents financial highlights for the years ended December 31, 2024 and December 31, 2023, the period from April 1, 2022 through December 31, 2022 and the period from February 3, 2022 to March 31, 2022:

	For the years ended December 31,		For the period from April 1, 2022 through December 31, 2022*	For the period from February 3, 2022 through March 31, 2022
	2024	2023
Per share data:
Net asset value at beginning of period	$13.77	$13.91	$13.61	$14.00
Net investment income (loss) (1)	0.91	1.07	0.35	(0.07)
Net realized and unrealized gains/(losses) on investments (1)	0.02	0.11	(0.05)	-
Net increase/(decrease) in net assets resulting from operations (1)	0.93	1.18	0.30	(0.07)
Offering costs (2)	(0.07)	-	-	(0.27)
Permanent tax adjustments	-	-	-	(0.05)
Effect of shares issued	(0.34)	-	-	-
Distributions from net investment income (loss) (3)	(1.09)	(1.32)	-	-
Net asset value at end of period	$13.20	$13.77	$13.91	$13.61
Net assets at end of period	$301,162,578	$85,552,618	$86,475,729	$84,552,090
Shares outstanding at end of period	22,820,386	6,214,941	6,214,672	6,214,672
Weighted average net assets	$138,475,878	$88,187,537	$84,885,270	$83,301,328

Per share market value at end of period	$12.19	$8.44	$9.80	$13.30
Total return based on market value (4)	59.20%	(13.88%)	(26.32%)	(5.00%)
Total return based on net asset value (4)	5.66%	13.65%	2.20%	(2.79%)

Ratio/Supplemental data:
Ratio of expenses to average net assets(5)	8.82%	6.01%	2.17%	0.22%
Ratio of net investment income (loss) to average net assets(5)	6.83%	7.52%	2.59%	(0.20%)
Portfolio turnover(5)	21.70%	10.94%	N/A	N/A

* On November 8, 2022, our Board approved a change in our fiscal year end from March 31 to December 31.
(1) The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2) The Adviser has absorbed the cost of the sales load (i.e, underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock.
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
(5) Ratio is not annualized.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
NOTE 12 — SEGMENT REPORTING

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“ASC 280”): Improvements to Reportable Segment Disclosures. ASC 280 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details of the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective of maximizing risk-adjusted returns on equity for its shareholders. The management approach considers the internal organization and reporting used by the Company’s Chief Executive Officer, Chief Financial Officer, and Co-Chief Investment Officers, which comprise the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance of, and makes operating decisions for, the Company primarily based on the Company’s net asset value, net investment income, and net increase (decrease) in net assets resulting from operations. In addition to other factors and metrics, the CODM utilizes net increase (decrease) in net assets resulting from operations as a key determinant of the amount of dividends to be distributed to the Company’s stockholders.

As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

NOTE 13 — LOAN PORTFOLIO ACQUISITION

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

The Loan Portfolio Acquisition has been accounted for as an asset acquisition by the Company, with the Loan Portfolio accounted for at fair value both at the acquisition date and prospectively. The transaction costs incurred by the Company for the asset acquisition were expensed as incurred, because the acquired assets consist of a loan portfolio that is accounted for prospectively at fair value. In addition to transaction costs, there were deferred offering costs associated with the issuance of equity securities which were capitalized and charged to capital upon the issuance of shares of the Company’s common stock concurrently with the completion of the Loan Portfolio Acquisition.

NOTE 14 — SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

Credit Agreement

On February 11, 2025, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) among the Company, as borrower, Western Alliance Trust Company, N.A. (“WATC”), as administrative agent, Western Alliance Bank, as an issuing bank and as the initial lender, and the other lenders party thereto from time to time.

Under the Credit Agreement, the lenders have agreed to extend credit to the Company on a revolving basis in an initial aggregate amount of up to $100,000,000 with an option for the Company to request additional commitments, in a minimum amount of $5,000,000, at one or more times from existing and/or new lenders at their election. The Credit Agreement also provides for the issuance of letters of credit in an aggregate face amount of up to $5,000,000.

Availability under the Credit Agreement (the “Revolving Period”) will terminate on February 11, 2027, and the Credit Agreement has a scheduled maturity date of March 31, 2028.

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term Secured Overnight Financing Rate plus 3.00%. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

Chicago Atlantic BDC, Inc.
Notes to Financial Statements
As of March 25, 2025, the Company has $0 and $100,000,000 outstanding and available, respectively, under the Credit Agreement.

In connection with the Company entering into the Credit Agreement, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that the interest expense, fees, and other costs associated with the Credit Agreement, and any future interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

Custody Agreements

Additionally, on February 11, 2025, WATC and the Company entered into a custody agreement (the “WATC Custody Agreement”), pursuant to which WATC was appointed to serve as the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the WATC Custody Agreement at any time upon sixty (60) days’ prior written notice. In addition, Western Alliance Bank (“WAB”) and the Company entered into two substantively identical custody agreements (the “WAB Custody Agreements” and together with the WATC Custody Agreement, the “Custody Agreements”), pursuant to which WAB was appointed to hold and act as the Company’s custodian with respect to all Deposit Accounts (as defined in the WAB Custody Agreements) for funds of the Company placed through the ICS Deposit Placement Agreement (included with the WAB Custody Agreements).

Distributions

On March 13, 2025, the Board approved a cash dividend of $0.34 per common share. The dividend is payable on April 11, 2025 to stockholders of record on March 28, 2025.

Chicago Atlantic BDC, Inc.
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Chicago Atlantic BDC, Inc.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at lien.chicagoatlantic.com /corporate-governance/documents-and-charters. The Company will report any amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Current Report on Form 8-K.

The Company also maintains insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and the Company, and has implemented processes that it believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policies and procedures is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Chicago Atlantic BDC, Inc.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following financial statements of the “Company” are filed herewith:
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023
Statements of Operations for the Years Ended December 31, 2024 and December 31, 2023, the Period Ended December 31, 2022 and the Year Ended March 31, 2022
Statements of Changes in Net Assets for the Years Ended December 31, 2024 and December 31, 2023, the Period Ended December 31, 2022 and the Year Ended March 31, 2022
Statements of Cash Flows for the Years Ended December 31, 2024 and December 31, 2023, the Period Ended December 31, 2022 and the Year Ended March 31, 2022
Notes to Financial Statements

The following exhibits are filed as part of this annual report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement by and between Silver Spike Investment Corp. and Chicago Atlantic Loan Portfolio, LLC dated as of February 18, 2024 (1)
3.1	Articles of Amendment and Restatement of the Company (2)
3.2	Articles of Amendment of the Company (3)
3.3	Amended and Restated Bylaws of the Company (4)
4.1	Description of Securities (5)
10.1	Dividend Reinvestment Plan (6)
10.2	Investment Advisory Agreement by and between the Company and Chicago Atlantic BDC Advisers, LLC (7)
10.3	WATC Custody Agreement (8)
10.4	WAB Custody Agreement(9)
10.5	Administration Agreement by and between Registrant and Chicago Atlantic BDC Advisers, LLC (10)
10.6	License Agreement by and between Registrant and Chicago Atlantic BDC Advisers, LLC (11)
10.7	Services Agreement (12)
10.8	Expense Limitation Agreement, dated October 1, 2024, between the Company and Chicago Atlantic BDC Advisers, LLC (13)
10.9	Credit Agreement (14)
14.1	Code of Ethics of the Company*
14.2	Code of Ethics of Chicago Atlantic BDC Advisers, LLC*
19.1	Insider Trading Policies and Procedures of the Company*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on February 23, 2024.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q filed on November 8, 2024.
(4)	Incorporated by reference to Exhibit 3.2 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(5)	Incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(6)	Incorporated by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 7, 2024.
(8)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on February 18, 2025.
(9)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on February 18, 2025.
(10)	Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(11)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on October 7, 2024.
(12)	Incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on October 7, 2024.
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 18, 2025.

Item 16.	Form 10-K Summary

Not applicable.

Chicago Atlantic BDC, Inc.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC BDC, INC.
Dated: March 31, 2025	By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Peter Sack, Scott Gordon, Martin Rodgers and Umesh Mahajan, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2025.

Name	Title

/s/ Scott Gordon	Director, Executive Chairman of the
Scott Gordon	Board of Directors, and Co-Chief Investment Officer

/s/ Vivek Bunty Bohra	Director
Vivek Bunty Bohra

/s/ Michael W. Chorske	Director
Michael W. Chorske

/s/ Americo Da Corte	Director
Americo Da Corte

/s/ John Mazarakis	Director
John Mazarakis

/s/ Patrick McCauley	Director
Patrick McCauley

/s/ Supurna VedBrat	Director
Supurna VedBrat

/s/ Tracey Brophy Warson	Director
Tracey Brophy Warson

/s/ Peter Sack	Chief Executive Officer
Peter Sack	(Principal Executive Officer)

/s/ Martin Rodgers	Chief Financial Officer (Principal Financial and Accounting Officer),
Martin Rodgers