Form 10-K/A
period 2024-12-31
Chicago Atlantic BDC, Inc.
filed 2025-04-18
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the transition period from _______ to _______

Commission file number 001-40654

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

Auditor Name: BDO USA, P.C.	Auditor Location: New York, NY	Auditor Firm ID: 243

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report for the year ended December 31, 2024, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”), is being filed solely to include Exhibit 97.1 as an Exhibit to the Original Filing in accordance with Nasdaq Listing Rule 5608.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC.

In addition, Chicago Atlantic BDC, Inc.'s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibit 31.1, 31.2, 32.1 and 32.2).

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are included with this report:

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy of Chicago Atlantic BDC, Inc.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC BDC, INC.
Dated: April 17, 2025	By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 17, 2025.

Name	Title

/s/ Scott Gordon*	Director, Executive Chairman of the
Scott Gordon	Board of Directors, and Co-Chief Investment Officer

/s/ Vivek Bunty Bohra*	Director
Vivek Bunty Bohra

/s/ Michael W. Chorske*	Director
Michael W. Chorske

/s/ Americo Da Corte*	Director
Americo Da Corte

/s/ John Mazarakis*	Director
John Mazarakis

/s/ Patrick McCauley*	Director
Patrick McCauley

/s/ Supurna VedBrat*	Director
Supurna VedBrat

/s/ Tracey Brophy Warson*	Director
Tracey Brophy Warson

/s/ Peter Sack	Chief Executive Officer
Peter Sack	(Principal Executive Officer)

/s/ Martin Rodgers	Chief Financial Officer (Principal Financial and Accounting Officer),
Martin Rodgers

*By: /s/ Peter Sack
Peter Sack
** Attorney-in-Fact

** Signed by Peter Sack pursuant to powers of attorney signed by each individual and filed as part of the Annual Report on Form 10-K on March 31, 2025.