Form 10-Q
period 2025-03-31
Chicago Atlantic BDC, Inc.
filed 2025-05-14
CIK 1843162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 13, 2025, the registrant had 22,820,408 shares of common stock ($0.01 par value per share) outstanding.

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

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•
uncertainties related to the new U.S. Presidential administration, including the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services, which could impact our business prospects and the prospects of our portfolio companies;

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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
Chicago Atlantic BDC, Inc.
Statements of Assets and Liabilities
	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $288,402,119 and $274,346,711, respectively)	$289,262,741	$275,241,398
Cash and cash equivalents	14,921,739	23,932,406
Due from affiliates	5,202,278	2,361,019
Interest receivable	3,061,836	3,582,610
Prepaid expenses and other assets	1,250,109	321,108
Receivable for investment sold	-	4,122,500
Total assets	$313,698,703	$309,561,041

LIABILITIES
Distributions payable	$7,758,931	$-
Income-based incentive fees payable	2,122,865	1,998,945
Management fee payable	1,339,250	758,362
Professional fees payable	756,602	458,809
Unearned interest income	213,269	37,752
Due to affiliates	197,344	905,129
Capital gains incentive fees payable	115,074	121,887
Deferred financing costs payable	114,548	47,881
Other payables	62,816	46,219
Transaction fees payable related to the Loan Portfolio Acquisition	-	2,945,125
Offering costs payable	-	989,645
Excise tax payable	-	88,709
Total liabilities	$12,680,699	$8,398,463

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,386 and 22,820,386 shares issued and outstanding, respectively	$228,204	$228,204
Additional paid-in-capital	303,152,031	303,272,034
Distributable earnings (accumulated loss)	(2,362,231)	(2,337,660)
Total net assets	$301,018,004	$301,162,578
NET ASSET VALUE PER SHARE	$13.19	$13.20

 See notes to financial statements.

Chicago Atlantic BDC, Inc.
Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$11,279,456	$2,726,497
Fee income	643,546	33,750
Total investment income	11,923,002	2,760,247
EXPENSES
Income-based incentive fees	1,916,277	-
Management fee	1,260,875	246,131
General and administrative expense	974,477	-
Legal expenses	250,926	58,051
Professional fees	215,726	19,349
Audit expense	190,002	106,625
Sub-administrator fees	157,785	98,456
Interest expense	145,381	-
Other expenses	144,422	85,470
Capital gains incentive fees	(6,813)	119,924
Transaction expenses related to the Loan Portfolio Acquisition	-	2,106,050
Total expenses	5,249,058	2,840,056
Waiver of General and administrative expense (Note 6)	(658,477)	-
Expense limitation agreement (Note 6)	(316,000)	-
Net expenses	4,274,581	2,840,056
NET INVESTMENT INCOME (LOSS)	7,648,421	(79,809)

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled non-affiliate investments	-	-
Net realized gain (loss) from investments	-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled/non-affiliate investments	(34,064)	599,620
Net change in unrealized appreciation (depreciation) on investments	(34,064)	599,620
Net realized and unrealized gains (losses)	(34,064)	599,620

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,614,357	$519,811

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.34	$(0.01)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.33	$0.08
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,820,386	6,214,941

See notes to financial statements.

Chicago Atlantic BDC, Inc.
Statements of Changes in Net Assets
(Unaudited)
	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	7,648,421	7,648,421
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(34,064)	(34,064)
Total net increase (decrease) in net assets resulting from operations	-	-	-	7,614,357	7,614,357
Distributions to stockholders from:
Investment income-net	-	-	-	(7,758,931)	(7,758,931)
Total increase (decrease) in net assets	-	-	-	(144,574)	(144,574)
Effect of permanent adjustments	-	-	(120,003)	120,003	-
Balance, March 31, 2025	22,820,386	$228,204	$303,152,031	$(2,362,231)	$301,018,004

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	(79,809)	(79,809)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	599,620	599,620
Total net increase (decrease) in net assets resulting from operations	-	-	-	519,811	519,811
Distributions to stockholders from:
Investment income-net	-	-	-	(1,553,736)	(1,553,736)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	8	-	74	-	74
Total net increase (decrease) in net assets from capital transactions	8	-	74	-	74
Total increase (decrease) in net assets	8	-	74	(1,033,925)	(1,033,851)
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, March 31, 2024	6,214,949	$62,149	$85,030,601	$(573,983)	$84,518,767

See notes to financial statements.

Chicago Atlantic BDC, Inc.
Statements of Cash Flows
(Unaudited)
	For the Three Months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,614,357	$519,811
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	34,064	(599,620)
Net (accretion of discounts) and amortization of premiums	(522,907)	(141,429)
Purchase of investments	(20,601,132)	-
PIK interest capitalized	(573,375)	(52,951)
Proceeds from sales of investments and principal repayments	7,642,007	63,000
Amortization of deferred financing costs	145,381	-
(Increase) Decrease in operating assets:
Interest receivable	520,774	80,285
Receivable for investment sold	4,122,500	-
Due from affiliates	(2,841,259)	-
Prepaid expenses and other assets	(251,015)	(242,110)
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	123,920	-
Management fee payable	580,888	(10,990)
Capital gains incentive fees payable	(6,813)	119,924
Professional fees payable	297,793	(95,182)
Transaction fees payable related to the Loan Portfolio Acquisition	(2,945,125)	2,001,313
Other payables	16,597	2,854
Due to affiliates	(707,785)	-
Excise tax payable	(88,709)	(10,655)
Unearned interest income	175,517	-
Due to custodian	-	468,829
Net cash provided by (used in) operating activities	(7,264,322)	2,103,079

Cash flows from financing activities
Offering costs paid	(989,645)	(756)
Distributions paid	-	(1,553,664)
Financing costs paid	(756,700)	-
Net cash provided by (used in) financing activities	(1,746,345)	(1,554,420)

Net increase (decrease) in cash and cash equivalents	(9,010,667)	548,659
Cash and cash equivalents, beginning of period	23,932,406	32,611,635
Cash and cash equivalents, end of period	$14,921,739	$33,160,294

Supplemental disclosure of non-cash financing and investing activity
Reinvestment of dividend distribution	-	74
Accrual for deferred financing costs (Note 2)	725,867	-
Excise taxes paid	$115,357	$30,568

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.
Schedule of Investments
March 31, 2025
(Unaudited)
(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost (15)	Fair Value (4)	% of Net Assets	Footnote
Investments at Fair Value													(1)(5)(16)
US Corporate Debt
First Lien Senior Secured U.S. Debt
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	15.50%	P	6.00%	2.00%	7.00%	10/1/2024	6/30/2025	$9,774	$9,700	$9,579	3.2%	(9)
Archos Capital Group, LLC	Delayed Draw Term Loan	14.25%	P	5.75%	0.00%	8.50%	10/1/2024	4/30/2025	679	679	679	0.2%	(10)
Cannabis & Glass	Delayed Draw Term Loan	14.57%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	2,000	1,980	1,980	0.7%	(11)
Deep Roots Harvest, Inc.	Delayed Draw Term Loan	14.50%	P	6.50%	0.00%	8.00%	10/23/2024	8/15/2027	4,917	4,917	4,917	1.6%	(11)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	5/3/2026	31,745	31,675	31,745	10.6%	(11)
Elevation Cannabis, LLC	Delayed Draw Term Loan	16.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	13,850	13,493	13,642	4.5%	(10)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2025	12,027	11,982	12,027	4.0%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	3,185	3,182	3,185	1.1%	(12)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	10/1/2024	12/3/2027	2,875	2,875	2,904	1.0%	(11)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	15,308	14,330	14,543	4.8%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2026	4,955	4,897	4,881	1.6%	(11)
Proper Holdings, LLC	Delayed Draw Term Loan	13.00%	F	11.00%	2.00%	0.00%	10/1/2024	11/28/2025	4,283	4,281	4,283	1.4%	(10)
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	18.50%	P	7.50%	3.50%	5.00%	10/1/2024	8/4/2025	3,106	3,070	3,121	1.0%	(9)
STIIIZY Inc. (f/k/a Shryne Group Inc.)	Term Loan	17.00%	P	8.50%	1.00%	4.00%	5/26/2022	5/26/2027	40,894	40,641	40,485	13.4%	(11)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	6,000	6,000	6,000	2.0%	(9)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.50%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,883	2,825	2,868	1.0%	(10)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/18/2025	3/13/2027	2,750	2,750	2,750	0.9%	(10)
Verano Holdings Corp.	Term Loan	14.00%	P	6.50%	0.00%	6.25%	10/27/2024	10/30/2026	51,584	51,577	51,842	17.2%	(10)(14)
Total Cannabis										210,854	211,431	70.2%
Finance and Insurance
Hartford Gold Group, LLC	Term Loan	14.17%	S	9.85%	0.00%	1.50%	10/1/2024	1/6/2027	1,285	1,065	1,131	0.4%	(11)
Minden Holdings, LLC	Term Loan	14.75%	P	7.25%	0.00%	0.00%	10/1/2024	5/31/2026	1,600	1,597	1,600	0.5%	(10)
Total Finance and Insurance										2,662	2,731	0.9%
Information
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,660	3,446	3,440	1.2%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	1,986	1,870	1,866	0.6%	(9)
Simspace Corporation	Term Loan	18.25%	P	10.00%	0.00%	8.25%	10/1/2024	11/1/2025	6,290	6,341	6,290	2.1%	(9)
Total Information										11,657	11,596	3.9%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.07%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	10,242	10,155	10,242	3.4%	(10)
Total Public Administration										10,155	10,242	3.4%
Real Estate and Rental and Leasing
Workbox Holdings Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	1,647	1,436	1,441	0.5%	(10)
Total Real Estate and Rental and Leasing										1,436	1,441	0.5%
Retail Trade
Aura Home, Inc	Term Loan	11.82%	S	7.50%	0.00%	4.00%	10/1/2024	9/22/2025	3,325	3,299	3,375	1.1%	(9)
Total Retail Trade										3,299	3,375	1.1%
Total First Lien Senior Secured U.S. Debt										240,063	240,816	80.0%
Senior Secured U.S. Notes
Cannabis
Ascend Wellness	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,340	3,343	1.1%	(9)
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	4,500	4,183	4,298	1.4%	(9)(14)
Total Cannabis										7,523	7,641	2.5%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,981	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. dba Koalafi	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	5,212	5,182	5,212	1.8%	(12)
Total Finance and Insurance										27,163	27,212	9.1%
Total Senior Secured U.S. Notes										34,686	34,853	11.6%
Total U.S. Corporate Debt										274,749	275,669	91.6%
First Lien Senior Secured Canadian Debt
Cannabis
Fluent Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	10,035	9,871	9,885	3.3%	(8)(14)
Total Cannabis										9,871	9,885	3.3%
Information
Tulip.io Inc.	Term Loan	15.00%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,037	3,040	3,022	1.0%	(8)(14)
Total Information										3,040	3,022	1.0%
Total First Lien Senior Secured Canadian Debt										12,911	12,907	4.3%
Total Canadian Corporate Debt										12,911	12,907	4.3%
Total Debt Investments										287,660	288,576	95.9%

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnote
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-1 Preferred	5/20/2024	358,950	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U.S. Warrants							(6)
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-3 Warrants	5/20/2024	791,258	97	75	0.0%	(10)
Workbox Holdings Inc.	A-4 Warrants	5/20/2024	1,191,769	146	113	0.0%	(10)
Total Real Estate and Rental and Leasing				243	188	0.0%
Total U.S. Warrants				243	188	0.0%
Canadian Warrants							(6)
Information
Tulip.io Inc.	Warrants	11/4/2024	64,776	-	-	0.0%	(8)(14)
Total Information				-	-	0.0%
Total Canadian Warrants				-	-	0.0%
Total Equity Investments				743	688	0.2%
TOTAL INVESTMENTS				$288,403	$289,264	96.1%

Footnote Legend
(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 Fair Value Hierarchy.

(2)	Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) as defined in the Credit or Loan Service Agreement. As of March 31, 2025, rates for 1M S, 3M S and 6M S are 4.33%, 4.35%, and 4.55%, respectively. As of March 31, 2025, the P was 7.50%.

(4)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.

(6)	Indicates a non-income producing investment. As of March 31, 2025, no debt investments are deemed as non-income producing.
(7)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(8)	The respective portfolio company’s headquarters is located outside of the United States.
(9)	Portfolio company located in the Northeast.
(10)	Portfolio company located in the Midwest.
(11)	Portfolio company located in the West.
(12)	Portfolio company located in the Southeast.
(13)	Portfolio company located in the Southwest.
(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of March 31, 2025, the aggregate fair value of non-qualifying assets is $69,045,575 or 22.01% of the Company’s total assets.

(15)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.
(16)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” nor deemed to “control” a portfolio company.

F - Fixed
P - Prime
PIK - Payment-In-Kind
S - SOFR

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments
December 31, 2024
 (In thousands)

Portfolio Company	Facility Type	All-in Rate	Benchmark(3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par(2)	Amortized Cost(17)	Fair Value(4)	% of Net Assets	Footnote
Investments at Fair Value													(1)(5)
U.S. Corporate Debt
First Lien Senior Secured U.S. Debt
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	15.50%	P	6.00%	2.00%	7.00%	10/1/2024	6/30/2025	$10,075	$9,927	$9,873	3.3%	(9)
Archos Capital Group, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	8.50%	10/1/2024	2/28/2025	1,462	1,462	1,462	0.5%	(10)
Deep Roots Harvest, Inc.	Delayed Draw Term Loan	14.00%	P	6.50%	0.00%	8.00%	10/23/2024	8/15/2027	5,000	5,000	4,975	1.7%	(11)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	5/3/2026	31,745	31,659	31,745	10.5%	(11)
Elevation Cannabis, LLC	Delayed Draw Term Loan	15.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	14,300	13,893	14,157	4.7%	(10)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2025	12,364	12,303	12,364	4.1%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	3,290	3,286	3,290	1.1%	(12)
Kaleafa, Inc.	Term Loan	16.00%	P	8.50%	0.00%	8.50%	10/1/2024	12/3/2027	2,875	2,875	2,875	1.0%	(11)
Nova Farms, LLC	Term Loan	14.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	15,679	14,579	14,817	4.9%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.00%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2026	5,146	5,073	5,069	1.7%	(11)
Proper Holdings, LLC	Delayed Draw Term Loan	13.00%	F	11.00%	2.00%	0.00%	10/1/2024	11/28/2025	4,396	4,393	4,396	1.5%	(10)
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	18.50%	P	7.50%	3.50%	5.00%	10/1/2024	8/4/2025	3,146	3,086	3,130	1.0%	(9)
STIIIZY, Inc (f/k/a Shryne Group Inc.)	Term Loan	17.00%	P	8.50%	1.00%	4.00%	5/26/2022	5/26/2027	40,793	40,504	40,385	13.4%	(11)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.50%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,941	2,873	2,882	1.0%	(10)
Verano Holdings Corp.	Term Loan	14.00%	P	6.50%	0.00%	6.25%	10/27/2024	10/30/2026	51,768	51,760	52,027	17.3%	(10)(14)
Total Cannabis										202,673	203,447	67.7%

Finance and Insurance
Hartford Gold Group, LLC	Term Loan	14.40%	S	9.85%	0.00%	1.50%	10/1/2024	12/17/2025	162	144	156	0.1%	(11)
Hartford Gold Group, LLC	Term Loan	14.40%	S	9.85%	0.00%	1.50%	10/1/2024	1/6/2027	1,682	1,431	1,455	0.5%	(11)
Minden Holdings, LLC	Term Loan	14.75%	P	7.25%	0.00%	0.00%	10/1/2024	5/31/2026	2,200	2,197	2,200	0.7%	(10)
Total Finance and Insurance										3,772	3,811	1.3%

Health Care and Social Assistance
Sunny Days Enterprises, LLC	Delayed Draw Term Loan	20.25%	P	4.75%	8.00%	3.50%	10/1/2024	3/31/2025	2,742	2,754	2,797	0.9%	(9)
Total Health Care and Social Assistance										2,754	2,797	0.9%

Information
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	12.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,663	3,417	3,407	1.1%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	12.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	2,004	1,870	1,864	0.6%	(9)
Simspace Corporation	Term Loan	17.50%	P	10.00%	0.00%	8.50%	10/1/2024	11/1/2025	6,500	6,573	6,500	2.2%	(9)
Total Information										11,860	11,771	3.9%

Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.28%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	10,375	10,273	10,323	3.4%	(10)
Total Public Administration										10,273	10,323	3.4%

Real Estate and Rental and Leasing
Workbox Holdings Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	1,622	1,406	1,452	0.5%	(10)
Total Real Estate and Rental and Leasing										1,406	1,452	0.5%

Retail Trade
Aura Home, Inc	Term Loan	12.03%	S	7.50%	0.00%	4.00%	10/1/2024	9/22/2025	3,325	3,285	3,275	1.1%	(9)
Total Retail Trade										3,285	3,275	1.1%

Total First Lien Senior Secured U.S. Debt										236,023	236,876	78.8%

Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings, Inc	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,331	3,308	1.1%	(9)
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	4,500	4,142	4,253	1.4%	(9)(14)
Total Cannabis										7,473	7,561	2.5%

Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,980	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. dba Koalafi	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	5,148	5,115	5,096	1.7%	(12)
Total Finance and Insurance										27,095	27,096	9.0%
Total Senior Secured U.S. Notes										34,568	34,657	11.5%

Total U.S. Corporate Debt										270,590	271,532	90.3%

First Lien Senior Secured Canadian Debt
Information
Tulip.io Inc.	Term Loan	14.50%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,014	3,014	2,984	1.0%	(8)(14)
Total Information										3,014	2,984	1.0%
Total First Lien Senior Secured Canadian Debt										3,014	2,984	1.0%

Total Canadian Corporate Debt										3,014	2,984	1.0%

Total Debt Investments										273,604	274,516	91.3%

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Amortized Cost (17)	Fair Value	% of Net Assets	Footnote
U.S. Preferred Stock
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-1 Preferred	5/20/2024	500,000	500	500	0.2%	(6)(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%

U .S. Warrants
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-3 Warrants	5/20/2024	71,000	97	91	0.0%	(6)(10)
Workbox Holdings Inc.	A-4 Warrants	5/20/2024	105,000	146	134	0.0%	(6)(10)
Total Real Estate and Rental and Leasing				243	225	0.0%
Total U.S. Warrants				243	225	0.0%

Canadian Warrants
Information
Tulip.io Inc.	Warrants	11/4/2024	64,776	-	-	0.0%	(6)(8)(14)
Total Information				-	-	0.0%
Total Canadian Warrants				-	-	0.0%

Total Equity Investments				743	725	0.2%

TOTAL INVESTMENTS				274,347	275,241	91.5%

Portfolio Company	Yield	Cost	Fair Value	% of Net Assets	Footnote
Cash & Cash Equivalents
State Street Institutional US Government Money Market Fund	4.43%	23,932	23,932	7.9%	(15)(16)
Total Cash & Cash Equivalents		23,932	23,932	7.9%

Total Portfolio Investments and Cash & Cash Equivalents		$298,279	$299,174	99.4%

Footnote Legend
(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 Fair Value Hierarchy.

(2)	Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate  (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) as defined in the Credit or Loan Service Agreement. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.53%, 4.69%, and 5.03%, respectively. As of December 31, 2024, the P was 7.50%.

(4)	All investments were valued at fair value. See Note 4 — Fair Value of Financial Instruments in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.

(6)	Indicates a non-income producing investment. As of December 31, 2024, no debt investments are deemed as non-income producing.
(7)	Geographic regions are determined by the respective portfolio company’s headquarters’ location.
(8)	The respective portfolio company’s headquarters is located outside of the United States.
(9)	Portfolio company located in the Northeast.
(10)	Portfolio company located in the Midwest.
(11)	Portfolio company located in the West.
(12)	Portfolio company located in the Southeast.
(13)	Portfolio company located in the Southwest.
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

(15)	The rate shown is the annualized seven-day yield as of December 31, 2024.
(16)	Included within ‘Cash and cash equivalents’ on the Statements of Assets and Liabilities.
(17)	The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company following the accounting and reporting requirements set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies and Articles 6 and 12 of Regulation S-X. The financial statements reflect all adjustments and reclassification that, in the opinion of management, are necessary for the fair presentation of results of operations and financial condition as of and for the periods presented. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year ending December 31, 2025.

Reclassifications
Certain reclassifications have been made in the presentation of prior year financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2025.

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

Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of $14.9 million and $23.9 million, respectively, all of which are held with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

Investment Transactions
Investment transactions are recorded on the trade date. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. Current-period changes in the fair value of investments are reflected as a component of the net change in unrealized appreciation (depreciation) from investments on the Statements of Operations. The net change in unrealized appreciation (depreciation) primarily reflects the change in fair value of investments as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments traded but not yet settled, if any, are reported in payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities.

Investment Valuation
The Company’s investments are recorded at their estimated fair value on the Statements of Assets and Liabilities.

Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, the Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser, as the Company’s valuation designee (the “Valuation Designee”), based on inputs that may include valuations, or ranges of valuations, provided by independent third-party valuation firm(s) engaged by the Adviser. Generally, the valuation approach used for debt investments is the income approach. The approach derives a value based on either determining the present value of a projected level of cash flow, including a terminal value, or by the capitalization of a normalized measure of future cash flow. The discounted cash flow (“DCF”) method, one of the methodologies under the income approach, involves estimating future cash flows under various scenarios and discounting them to the measurement date. The discount rate represents a return required by a market participant in order to make an investment in the subject company.

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

Non-Accrual Policy
When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual status. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of March 31, 2025 and December 31, 2024, there were no investments placed on non-accrual status.

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

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of March 31, 2025 and December 31, 2024, the Company recorded $213,269 and $37,752, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

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

For the three months ended March 31, 2025 and March 31, 2024, the Company did not accrue any excise tax. As of March 31, 2025 and December 31, 2024, $0 and $88,709, respectively, of accrued excise taxes remained payable.

During the quarter ended March 31, 2025, the Company determined that it had overpaid its estimated federal excise tax liability for the prior fiscal year by $26,648. This overpayment resulted in a deferred tax asset and is included in prepaid expenses and other assets on the Statements of Assets and Liabilities. The Company has evaluated the realizability of the deferred tax asset and believes it is more likely than not that the benefit will be realized in future periods through either a refund or application against future excise tax liabilities. Accordingly, no valuation allowance has been recorded against this deferred tax asset.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of March 31, 2025 and December 31, 2024. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of March 31, 2025, the tax years that remain subject to examination by the Internal Revenue Service are from 2022 (commencement of operations) forward.

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

Offering Costs
These costs consist primarily of legal fees and other costs incurred in connection with issuances of the Company’s common stock, including the preparation of the Company’s registration statement, registration fees, transfer agent expenses, and other expenses relating to the offering. Offering costs are capitalized as deferred offering costs and, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. Deferred offering costs were $49,998 as of March 31, 2025 and December 31, 2024.

The deferred offering costs were charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the three months ended March 31, 2025, $0 of offering costs were charged to capital. For the year ended December 31, 2024, $1,214,375 of offering costs were charged to capital. As of March 31, 2025 and December 31, 2024, there were $0 and $989,645, respectively, of offering costs payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition
Cumulative transaction expenses related to the Loan Portfolio Acquisition through March 31, 2025 and December 31, 2024 were $6,053,043 and $6,053,043, respectively, and consisted primarily of legal fees and valuation fees.

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $0 and $2,106,050, respectively. As of March 31, 2025 and December 31, 2024, $0 and $2,945,125, respectively, of transaction expenses related to the Loan Portfolio Acquisition remained payable, and are included in transaction fees payable on the Statements of Assets and Liabilities.

Deferred Financing Costs
Deferred financing costs consist of origination expenses incurred in connection with the closing, or anticipated closing, of a credit facility, and may include legal, accounting, and other related expenses. These costs are deferred and amortized as interest expense using the straight-line method over the term of the applicable credit facility. In addition to origination expenses, the Company pays an annual upfront fee related to the credit facility. These fees are deferred and amortized as interest expense using the straight-line method over a one-year term. Deferred financing costs are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of March 31, 2025 and December 31, 2024, deferred financing costs payable were $114,548 and $47,881, respectively.

New Accounting Standards
On January 1, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction.  This ASU affects financial statement disclosure only, which is not required until year end 2025 and, as a result, does not affect our results of operations or financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

NOTE 3 — INVESTMENTS

The Company’s investments in portfolio companies are primarily in the form of debt investments, but may include equity warrants received in connection with debt investments, equity investments and derivative investments.

In the tables presented below for the Company’s debt investments, the amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

The following tables summarize the composition of the Company’s portfolio investments by investment type as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Debt	$255,921,337	87.9%	$252,972,860	87.7%	$253,722,547	87.7%
Senior Secured Notes	35,212,194	12.1	34,686,433	12.0	34,852,194	12.0
Preferred Stock	-	-	500,000	0.2	500,000	0.2
Warrants	-	-	242,826	0.1	188,000	0.1
Total	$291,133,531	100.0%	$288,402,119	100.0%	$289,262,741	100.0%

	As of December 31, 2024
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$242,269,725	87.3%	$239,036,463	87.1%	$239,860,206	87.1%
Senior Secured Notes	35,147,669	12.7	34,567,422	12.6	34,656,192	12.6
Preferred Stock	-	-	500,000	0.2	500,000	0.2
Warrants	-	-	242,826	0.1	225,000	0.1
Total	$277,417,394	100.0%	$274,346,711	100.0%	$275,241,398	100.0%

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate loans	$69,139,797	$68,188,312	$68,423,406	2.6 years
Floating-rate loans (SOFR)	16,852,192	16,499,325	16,727,820	1.5 years
Floating-rate loans (Prime)	205,141,542	202,971,656	203,423,515	1.6 years
Total Debt Instruments	$291,133,531	$287,659,293	$288,574,741

	As of December 31, 2024
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate loans	$56,819,862	$55,954,923	$56,158,027	2.6 years
Floating-rate loans (SOFR)	15,543,708	15,134,388	15,209,230	1.5 years
Floating-rate loans (Prime)	205,053,824	202,514,574	203,149,141	1.8 years
Total Debt Instruments	$277,417,394	$273,603,885	$274,516,398

The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industry. The Company uses NAICS for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry. The following tables summarize the composition of the Company’s portfolio investments by industry as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$228,247,308	79.2%	$228,955,592	79.2%
Finance and Insurance	29,826,074	10.3	29,943,347	10.4
Information	14,696,510	5.1	14,618,084	5.1
Public Administration	10,155,006	3.5	10,241,792	3.5
Retail Trade	3,298,843	1.1	3,374,875	1.2
Real Estate and Rental and Leasing	2,178,378	0.8	2,129,051	0.6
Total	$288,402,119	100.0%	$289,262,741	100.0%

	As of December 31, 2024
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$210,144,841	76.6%	$211,007,307	76.7%
Finance and Insurance	30,866,942	11.3	30,907,369	11.2
Information	14,873,810	5.4	14,754,624	5.4
Public Administration	10,273,444	3.7	10,322,928	3.8
Retail Trade	3,285,390	1.2	3,275,125	1.2
Health Care and Social Assistance	2,753,852	1.0	2,796,946	1.0
Real Estate and Rental and Leasing	2,148,432	0.8	2,177,099	0.7
Total	$274,346,711	100.0%	$275,241,398	100.0%

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

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$89,535,926	31.0%	$90,035,384	31.1%
West	88,049,450	30.5	88,042,574	30.4
Northeast	55,578,825	19.3	55,854,173	19.3
Southwest	21,981,425	7.6	22,000,000	7.6
Southeast	20,345,551	7.1	20,424,344	7.1
International:
Canada	12,910,942	4.5	12,906,266	4.5
Total	$288,402,119	100.0%	$289,262,741	100.0%

	As of December 31, 2024
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$88,999,405	32.4%	$89,624,122	32.6%
West	86,686,279	31.6	86,660,218	31.5
Northeast	52,963,212	19.3	53,223,047	19.3
Southwest	21,980,052	8.0	22,000,000	8.0
Southeast	20,703,496	7.6	20,749,887	7.5
International:
Canada	3,014,267	1.1	2,984,124	1.1
Total	$274,346,711	100.0%	$275,241,398	100.0%

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

Concentration risk includes the risk that the Company’s focus on investments in cannabis companies may subject the Company to greater price volatility and risk of loss as a result of adverse economic, business or other developments affecting cannabis companies than funds investing in a broader range of industries or sectors. At times, the performance of investments in cannabis companies will lag the performance of other industries or sectors or the broader market as a whole. Investing in portfolio companies involved in the cannabis industry subjects us to the following risks:

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

As of March 31, 2025 and December 31, 2024, we had three portfolio companies that represented 42.9% and 45.1%, respectively, of the fair values of our portfolio. As of March 31, 2025 and December 31, 2024, our largest portfolio company represented 17.9% and 18.9%, respectively, of the total fair values of our investments in portfolio companies.

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

Interest rate risk refers to the change in earnings that may result from changes in the level of interest rates. To the extent that the Company borrows money to make investments, including under its credit facility, net investment income (loss) will be affected by the difference between the rate at which the Company borrows funds and the rate at which the Company invests these funds. In periods of rising interest rates, the Company’s cost of borrowing funds would increase, which may reduce net investment income (loss). As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on net investment income (loss).

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of March 31, 2025 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in senior secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

The fair value determination of each portfolio investment categorized as Level 3 required the use of one or more unobservable inputs.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of March 31, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at March 31, 2025 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$253,722,547	$253,722,547
Senior Secured Notes	-	-	34,852,194	34,852,194
Preferred Stock	-	-	500,000	500,000
Warrants	-	-	188,000	188,000
Total	$-	$-	$289,262,741	$289,262,741

	Fair Value Measurements at December 31, 2024 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$239,860,206	$239,860,206
Senior Secured Notes	-	-	34,656,192	34,656,192
Preferred Stock	-	-	500,000	500,000
Warrants	-	-	225,000	225,000
Total	$-	$-	$275,241,398	$275,241,398

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of March 31, 2025 and December 31, 2024. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over PRIME, SOFR and/or Treasuries, as applicable, for senior secured first lien term loans, as of March 31, 2025 and December 31, 2024.

Investment Type	Fair Value as of March 31, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Senior Secured Loans	$253,722,547	Discounted Cash Flow	Discount Rate	9.60% - 28.60%		12.70%
Senior Secured Notes	34,852,194	Discounted Cash Flow	Discount Rate	7.60% - 17.20%		11.57%
Preferred Stock	500,000	Market Approach	Current Value	2.5	x	2.5	x
Warrants	188,000	Option Pricing Model	Volatility Factor	39.50%		39.50%
Total	$289,262,741

Investment Type	Fair Value as of December 31, 2024	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Senior Secured Loans	$239,860,206	Discounted Cash Flow	Discount Rate	9.1% - 28.6%		13.4%
Senior Secured Notes	34,656,192	Discounted Cash Flow	Discount Rate	7.4% - 17.2%		11.5%
Preferred Stock	500,000	Market Approach	Current Value	2.5	x	2.5	x
Warrants	225,000	Option Pricing Model	Volatility Factor	47.2%		47.2%
Total	$275,241,398

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2025 and 2024:

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2024	$239,860,206	$34,656,192	$500,000	$225,000	$275,241,398
Purchases	20,601,132	-	-	-	20,601,132
Accretion of discount and fees (amortization of premium), net	468,421	54,486	-	-	522,907
PIK interest	508,850	64,525	-	-	573,375
Proceeds from sales of investments and principal repayments	(7,642,007)	-	-	-	(7,642,007)
Net realized gain (loss) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(74,055)	76,991	-	(37,000)	(34,064)
Balance as of March 31, 2025	$253,722,547	$34,852,194	$500,000	$188,000	$289,262,741

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2025	$(74,055)	$76,991	$-	$(37,000)	$(34,064)

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2023	$46,006,000	$8,114,000	$-	$-	$54,120,000
Purchases	-	-	-	-	-
Accretion of discount and fees (amortization of premium), net	83,022	58,407	-	-	141,429
PIK interest	52,951	-	-	-	52,951
Proceeds from sales of investments and principal repayments	(63,000)	-	-	-	(63,000)
Net realized gain (loss) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	548,027	51,593	-	-	599,620
Balance as of March 31, 2024	$46,627,000	$8,224,000	$-	$-	$54,851,000

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2024	$548,027	$51,593	$-	$-	$599,620

NOTE 5 – DEBT

Credit Agreement

On February 11, 2025, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) among the Company, as borrower, Western Alliance Trust Company, N.A. (“WATC”), as administrative agent, Western Alliance Bank, as an issuing bank and as the initial lender, and the other lenders party thereto from time to time.

Under the Credit Agreement, the lenders have agreed to extend credit to the Company on a revolving basis in an initial aggregate amount of up to $100,000,000 with an option for the Company to request additional commitments, in a minimum amount of $5,000,000, at one or more times from existing and/or new lenders (the “Revolving Line of Credit”). The Credit Agreement also provides for the issuance of letters of credit in an aggregate face amount of up to $5,000,000.

Availability under the Credit Agreement (the “Revolving Period”) will terminate on February 11, 2027, and the Credit Agreement has a scheduled maturity date of March 31, 2028.

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term Secured Overnight Financing Rate plus 3.00%, subject to a minimum interest rate of 6.00%. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. For the three months ended March 31, 2025, the company recorded $66,667 of commitment fees which are included in interest expense on the Statements of Operations. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

The Company incurred $871,248 of financing costs in connection with the origination of the Revolving Line of Credit. As of March 31, 2025, the balance of $725,867 of deferred financing costs is included in prepaid expenses and other assets on the Statements of Assets and Liabilities. For the three months ended March 31, 2025, $145,381 of such costs were amortized and included in interest expense on the Statements of Operations.

As of March 31, 2025, the Company had no outstanding borrowings and $100,000,000 available under the Revolving Line of Credit.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

The management fee is payable quarterly in arrears. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred management fee expenses of $1,260,875 and $246,131, respectively. As of March 31, 2025 and December 31, 2024, $1,339,250 and $758,362, respectively, remained payable.

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred income-based incentive fee expenses of $1,916,277 and $0, respectively. As of March 31, 2025 and December 31, 2024, $2,122,865 and $1,998,945, respectively, remained payable.

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred capital gains incentive fee expenses of $(6,813) and $119,924, respectively. As of March 31, 2025 and December 31, 2024, $115,074 and $121,887, respectively, remained payable.

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

For the three months ended March 31, 2025 and March 31, 2024, $316,000 and $0 of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement.

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

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Affiliate Payments
Management fee	$1,916,277	$-
Income based incentive fees	1,260,875	246,131
Capital gains incentive fees	(6,813)	119,924
Total management and incentive fees earned	3,170,339	366,055
General and administrative expenses	974,477	-
Expense limitation agreement	(316,000)	-
General and administrative expenses waiver	(658,477)	-
General and administrative expenses reimbursable to the Adviser	-	-
Total affiliate payments	$3,170,339	$366,055

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024. Total amounts payable to the Adviser and its affiliates as of March 31, 2025 are $197,344, of which $72,344 and $125,000, represent general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively. Total amounts payable to the Adviser and its affiliates as of December 31, 2024 are $905,129, of which $820,797 and $84,332, represent general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively.

For the three months ended March 31, 2025, the Adviser voluntarily and irrevocably waived approximately $658,477 of general and administrative expenses incurred by the Adviser that would have otherwise been reimbursed and payable by the Company. The expenses waived for the three months ended March 31, 2025 are not subject to recoupment by the Adviser or future reimbursement by the Company.

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

Interest and principal payments from our portfolio companies which were received by the Loan Administrator prior to March 31, 2025, but which were not remitted to the Company until after March 31, 2025, are included in due from affiliates on the Statements of Assets and Liabilities. As of March 31, 2025, the due from affiliates balance of $5,202,278 consists of $1,812,561 and $3,389,717 in interest and principal payments receivable, respectively. The amounts due from affiliate as of March 31, 2025 were collected in April 2025.

Interest and principal payments from our portfolio companies which were received by the Loan Administrator prior to December 31, 2024, but which were not remitted to the Company until after December 31, 2024, are included in due from affiliates on the Statements of Assets and Liabilities. As of December 31, 2024, the due from affiliates balance of $2,361,019 consists of $1,559,758 and $801,261 in interest and principal payments receivable, respectively. The amounts due from affiliate as of December 31, 2024 were collected in January 2025.

Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of March 31, 2025 and December 31, 2024, $245,658,531 and $272,816,695, respectively, of the Company’s investments were co-investments with affiliates of the Company.
Other Related Party Transactions

The Adviser was the seed investor of the Company and provided initial funding to the Company by purchasing approximately 4.5 million shares of the Company’s common stock in the Company’s initial public offering. The Adviser provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. The Adviser does not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock, or distribute the Company’s common stock to its members (who may, in turn, sell the Company’s common stock subject to certain holding period requirements), at a future point in time. In order for the Adviser’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Adviser to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by the Adviser, its members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

During the three months ended March 31, 2025 and March 31, 2024, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 8 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of March 31, 2025 and December 31, 2024, the Company had the following unfunded commitments on existing loans:

	As of March 31, 2025	As of December 31, 2024
Unfunded delayed draw loan commitments	$12,785,714	$1,250,000
Total undrawn commitments	$12,785,714	$1,250,000

The Company did not have any other off-balance sheet commitments or liabilities as of March 31, 2025 or December 31, 2024. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.
Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 8 — COMMON STOCK

As of March 31, 2025, 100,000,000 shares of $0.01 par value common stock were authorized.

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

Distributions
The following table summarizes distributions declared by the Company during the three months ended March 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931

The following table summarizes distributions declared and paid by the Company during the three months ended March 31, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736

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

During the three months ended March 31, 2025, the Company did not issue any shares of common stock under the DRIP.

During the three months ended March 31, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8

NOTE 9 — INDEMNIFICATION

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

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net increase (decrease) in net assets resulting from operations	$7,614,357	$519,811
Weighted Average Shares Outstanding - basic and diluted	22,820,386	6,214,941
Net increase (decrease) in net assets resulting from operations- basic and diluted	$0.33	$0.08

NOTE 11 — INCOME TAXES

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes as of March 31, 2025 and December 31, 2024.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. RICs are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of March 31, 2025, the Company’s most recent tax year end, the Company had a net short-term capital loss carryforward of $210,767 and a net long-term capital loss carryforward of $74,483, each of which may be carried forward for an indefinite period.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each year and carried forward for distribution in the following year may be different than this estimate.

For the tax years ended March 31, 2025 and March 31, 2024, the Company reclassified for book purposes amounts arising from permanent book to tax differences primarily related to non-deductible excise tax paid.

	March 31, 2025	March 31, 2024
Increase (decrease) in additional paid in capital	$(120,003)	$(10,676)
Increase (decrease) in distributable earnings (accumulated loss)	120,003	10,676

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the tax year ended March 31, 2025 and the tax year ended March 31, 2024, were as follows:

	For the Tax Year from April 1, 2024 through March 31, 2025	For the Tax Year from April 1, 2023 through March 31, 2024
Ordinary income	$18,625,335	$9,819,273
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$18,625,335	$9,819,273

As of March 31, 2025 and March 31, 2024, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of organizational costs, the tax treatment of transaction expenses related to the Loan Portfolio Acquisition, and the tax treatment of uncrystallized capital gain incentive fees, and distributions payable.

	March 31, 2025	March 31, 2024
Undistributed ordinary income	$9,344,744	1,782,017
Net unrealized appreciation (depreciation) on investments	(3,210,239)	1,248,303
Capital Loss Carry Forwards	(285,250)	(210,767)
Other temporary differences	(8,211,487)	(3,393,536)
Total	$(2,362,232)	$(573,983)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Tax cost of investments and cash equivalents	$307,394,719	$298,279,117
Unrealized appreciation	1,286,665	1,285,099
Unrealized depreciation	(4,496,904)	(390,412)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$(3,210,239)	$894,687

NOTE 12 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per share data:
Net asset value at beginning of period	$13.20	$13.77
Net investment income (loss) (1)	0.34	(0.01)
Net realized and unrealized gains/(losses) on investments (1)	(0.01)	0.09
Net increase/(decrease) in net assets resulting from operations (1)	0.33	0.08
Distributions from net investment income (loss) (2)	(0.34)	(0.25)
Net asset value at end of period	$13.19	$13.60
Net assets at end of period	$301,018,004	$84,518,767
Shares outstanding at end of period	22,820,386	6,214,949
Weighted average net assets	$301,160,972	$85,541,257

Per share market value at end of period	$11.25	$9.61
Total return based on market value (3)	(4.97)%	16.82%
Total return based on net asset value (3)	2.90%	1.33%

Ratio/Supplemental data:
Ratio of expenses to average net assets (4)	1.42%	3.32%
Ratio of net investment income (loss) to average net assets (4)	2.54%	(0.09)%
Ratio of total operating expenses to average net assets (4)	1.74%	-
Ratio of waived expenses to average net assets(4)	(0.32)%	-
Ratio of net operating expenses to average net assets (4)	1.42%	-
Portfolio turnover (4)	2.71%	0.10%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The amount shown may not correspond for the period as it includes the effect of the timing of the distribution and the issuance of common stock.
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

NOTE 13 — SEGMENT REPORTING

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

The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective of maximizing risk-adjusted returns on equity for its shareholders. The management approach considers the internal organization and reporting used by the Company’s Chief Executive Officer, Chief Financial Officer, and Co-Chief Investment Officers, which comprise the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance of, and makes operating decisions for, the Company primarily based on the Company’s net asset value, net investment income, and net increase (decrease) in net assets resulting from operations. These measures of segment performance are the same as those presented in the Company’s Statements of Assets and Liabilities and Statements of Operations, prepared in accordance with U.S. GAAP. In addition to other factors and metrics, the CODM utilizes net increase (decrease) in net assets resulting from operations, as reported on the Statements of Operations, as a key determinant of the amount of dividends to be distributed to the Company’s stockholders.

As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

NOTE 14 — SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

On May 12, 2025, the Board approved a cash dividend of $0.34/share. The dividend is payable on July 11, 2025 to stockholders of record on June 27, 2025.

CHICAGO ATLANTIC BDC, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis or our financial condition and results of operations should be read together with the financial statements and the related notes that are included in Item 1 of Part I of this quarterly report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this quarterly report on Form 10-Q. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $590 million of potential investments in varying stages of underwriting.

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

Our investment portfolio consists of fixed and floating rate loans, and our revolving credit facility also bears interest at a floating rate, when drawn. Macro trends in base interest rates like PRIME or SOFR may affect our net investment income (loss) over the long term.

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

Portfolio Composition and Investment Activity

Portfolio Composition
As of March 31, 2025, our investment portfolio had an aggregate fair value of approximately $289.3 million and was comprised of approximately $253.7 million in first lien, senior secured loans, approximately $34.9 million in senior secured notes and approximately $0.7 million in equity securities across thirty-one portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $275.2 million and was comprised of approximately $239.9 million in first lien, senior secured loans, approximately $34.7 million in senior secured notes and $0.7 million in equity securities across twenty-eight portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments are shown in the following tables as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.7%	87.7%
Senior Secured Note	12.0%	12.0%
Preferred Stock	0.2%	0.2%
Warrants	0.1%	0.1%
Total	100.0%	100.0%

	As of December 31, 2024
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.1%	87.1%
Senior Secured Notes	12.6%	12.6%
Preferred Stock	0.2%	0.2%
Warrants	0.1%	0.1%
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of March 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the headquarters of the portfolio company.

	As of March 31, 2025
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	31.0%	31.1%
West	30.5%	30.4%
Northeast	19.3%	19.3%
Southwest	7.6%	7.6%
Southeast	7.1%	7.1%
International:
Canada	4.5%	4.5%
Total	100.0%	100.0%

	As of December 31, 2024
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	32.4%	32.6%
West	31.6%	31.5%
Northeast	19.3%	19.3%
Southwest	8.0%	8.0%
Southeast	7.6%	7.5%
International:
Canada	1.1%	1.1%
Total	100.0%	100.0%

The tables below present the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
Industry(1)	Amortized Cost	Fair Value
Cannabis	79.2%	79.2%
Finance and Insurance	10.3%	10.4%
Information	5.1%	5.1%
Public Administration	3.5%	3.5%
Retail Trade	1.1%	1.2%
Real Estate and Rental and Leasing	0.8%	0.6%
Total	100.0%	100.0%

	As of December 31, 2024
Industry(1)	Amortized Cost	Fair Value
Cannabis	76.6%	76.7%
Finance and Insurance	11.3%	11.2%
Information	5.4%	5.4%
Public Administration	3.7%	3.8%
Retail Trade	1.2%	1.2%
Health Care and Social Assistance	1.0%	1.0%
Real Estate and Rental and Leasing	0.8%	0.7%
Total	100.0%	100.0%

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

As of March 31, 2025 and December 31, 2024, we had three portfolio companies that represented 42.9% and 45.1% respectively, of our investments, at fair value. As of March 31, 2025 and December 31, 2024, our largest portfolio company represented 17.9% and 18.9%, respectively, of our investments, at fair value.

Investment Activity
The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Beginning Portfolio, at fair value	$275,241,398	$54,120,000
Purchases	20,601,132	-
Accretion of discount and fees (amortization of premium), net	522,907	141,429
PIK interest	573,375	52,951
Proceeds from sales of investments and principal repayments	(7,642,007)	(63,000)
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	(34,064)	599,620
Ending Portfolio, at fair value	$289,262,741	$54,851,000

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of March 31, 2025 and December 31, 2024:

As of March 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	289,262,741	100.0%
3	-	-%
4	-	-%
5	-	-%
Total	$289,262,741	100.0%

As of December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	-%
2	275,241,398	100.0%
3	-	-%
4	-	-%
5	-	-%
Total	$275,241,398	100.0%

Debt Investments on Non-Accrual Status
As of March 31, 2025 and December 31, 2024, there were no loans in our portfolio placed on non-accrual status.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three months ended March 31, 2025 and March 31, 2024.

Investment Income
The following table sets forth the components of investment income for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest income	$10,183,174	$2,532,117
Accretion of discount and fees (amortization of premium), net	522,907	141,429
PIK	573,375	52,951
Total interest income	11,279,456	2,726,497
Other fee income	643,546	33,750
Total investment income	$11,923,002	$2,760,247

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

For the three months ended March 31, 2025, total investment income was approximately $11.9 million, which is attributable to $0.6 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and $11.3 million of interest income. For the three months ended March 31, 2024, total investment income was approximately $2.8 million, which is attributable to less than $0.1 million of fee income related to administrative fees and $2.7 million of interest income.

Operating Expenses

Our operating expenses for the three months ended March 31, 2025 and March 31, 2024 are presented below:

	For the Three Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change
Income-based incentive fees	$1,916,277	$-	$1,916,277	100.0%
Management fee	1,260,875	246,131	1,014,744	412.3%
General and administrative expense	974,477	-	974,477	100.0%
Legal expenses	250,926	58,051	192,875	332.3%
Professional fees	215,726	19,349	196,377	1014.9%
Audit expense	190,002	106,625	83,377	78.2%
Sub-administrator fees	157,785	98,456	59,329	60.3%
Interest expense	145,381	-	145,381	100.0%
Other expenses	144,422	85,470	58,952	69.0%
Capital gains incentive fees	(6,813)	119,924	(126,737)	-105.7%
Transaction expenses related to the Loan Portfolio Acquisition	-	2,106,050	(2,106,050)	-100.0%
Total operating expenses	5,249,058	2,840,056	2,409,002	84.8%
Waiver of General and administrative expense (Note 6)	(658,477)	-	(658,477)	-100.0%
Expense limitation agreement (Note 6)	(316,000)	-	(316,000)	-100.0%
Net operating expenses	$4,274,581	$2,840,056	$1,434,525	50.5%

Net Investment Income
Net investment income was approximately $7.6 million for the three months ended March 31, 2025, as compared to approximately $(0.1) million for the three months ended March 31, 2024. The fluctuation in net investment income is attributable to the increase in complexity, portfolio size and growth of the Company following the close of the Loan Portfolio Acquisition. The amortized cost of the Company’s investment portfolio increased by $234.8 million from March 31, 2024 to March 31, 2025.

Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no net realized gains or losses from investments during the three month periods ended March 31, 2025 and March 31, 2024.

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

Net change in unrealized appreciation (depreciation) from investments for the three months ended March 31, 2025 and March 31, 2024 is comprised of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Gross unrealized appreciation	$391,542	$608,096
Gross unrealized depreciation	(425,606)	(8,476)
Total net change in unrealized appreciation (depreciation) from investments	$(34,064)	$599,620

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Aeriz Holdings Corp	$(67,621)	$-
Ascend Wellness	25,821	-
Aura Home, Inc	86,298	-
Cannabis & Glass	(49)	-
Curaleaf Holdings, Inc.	3,873	31,445
Deep Roots Harvest, Inc.	25,000	-
Dreamfields Brands, Inc. (d/b/a Jeeter)	(15,920)	(8,476)
Elevation Cannabis, LLC	(114,848)	-
Flowery - Bill's Nursery, Inc.	(15,646)	-
Fluent Corp. (f/k/a Consortium)	13,110	-
HA-MD, LLC	(622)	-
Hartford Gold Group, LLC (Maturity: 12/17/2025)	(12,063)	-
Hartford Gold Group, LLC (Maturity: 1/6/2027)	42,166	-
Kaleafa, Inc.	28,750	-
Minden Holdings, LLC	(554)	-
Nova Farms, LLC	(24,233)	-
Oasis - AZ GOAT AZ LLC	(11,612)	-
PharmaCann, Inc	-	20,148
Proper Holdings, LLC	(849)	-
Protect Animals With Satellites LLC (Halo Collar): Term Loan	3,709	-
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	3,165	-
Remedy - Maryland Wellness, LLC	6,068	-
RTCP, LLC	(1,373)	-
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	(37,087)	383,468
Simspace Corporation	21,529	-
Subsero Holdings - Illinois, Inc	33,726	-
Sunny Days Enterprises, LLC	(43,094)	-
Tulip.io Inc.	12,356	-
Verano Holdings Corp.	(2,041)	173,035
West Creek Financial Holdings, Inc. dba Koalafi	48,669	-
Workbox Holdings, Inc.	(40,994)	-
Youth Opportunity Investments, LLC	37,302	-
Workbox Holdings, Inc: A-3 Warrants	(16,000)	-
Workbox Holdings, Inc: A-4 Warrants	(21,000)	-
Total net change in unrealized appreciation (depreciation) from investments	$(34,064)	$599,620

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities.

In addition, we have entered into a revolving credit facility. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

Our primary use of funds will be investments in portfolio companies, dividend payments to holders of our common stock who opt out of the DRIP, and the payment of operating expenses. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $14.9 million and $23.9 million, respectively, and no indebtedness.

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

All of our investments as of March 31, 2025 and December 31, 2024 are categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On May 12, 2025, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.98 per share, which represented a discount of approximately 24.34% to our net asset value per share of $13.19 as of March 31, 2025.
		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2025
Second Quarter (Through May 12, 2025)	*	$11.11	$9.97	*	*	*
First Quarter	$13.19	$12.56	$10.92	-4.8%	-17.2%	$0.34
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.7%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	0.70(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	0.63(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	14.41	12.57	5.9%	-7.6%	-

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

Holders

As of May 12, 2025, there were approximately 397 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and/or paid by the Company from inception through March 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931

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

During the three months ended March 31, 2025, the Company did not issue any shares of common stock under the DRIP.

During the three months ended March 31, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025 or the fiscal year ended December 31, 2024.

Recent Developments

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

Interest Rate Risk
Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under our credit facility, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2025, 76.3% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 23.7% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2024, 79.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 20.5% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations for the three months ended March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 basis points	$6,150	$-	$6,150
Up 200 basis points	3,930	-	3,930
Up 100 basis points	1,710	-	1,710
Down 100 basis points	(1,098)	-	(1,098)
Down 200 basis points	(1,696)	-	(1,696)
Down 300 basis points	(2,147)	-	(2,147)

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On April 11, 2025, pursuant to its dividend reinvestment plan, the Company issued 22 shares of its common stock, at a price of $10.71 per share, to stockholders of record as of March 28, 2025 that did not opt out of the Company’s dividend reinvestment plan in order to satisfy the reinvestment portion of the Company’s dividends. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Financial Statements – Note 8 – Common Stock – Dividend Reinvestment Plan” for more information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company(1)
3.2	Articles of Amendment of the Company(2)
3.3	Amended and Restated Bylaws of the Company(3)
10.1	WATC Custody Agreement(4)
10.2	WAB Custody Agreement(5)
10.3	Credit Agreement(6)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q filed on November 8, 2024.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(4)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on February 18, 2025.
(5)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on February 18, 2025
(6)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 18, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2025.

CHICAGO ATLANTIC BDC, INC.

By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin Rodgers
Martin Rodgers
Chief Financial Officer (Principal Financial and Accounting Officer)