Form 10-Q
period 2025-06-30
Chicago Atlantic BDC, Inc.
filed 2025-08-14
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 13, 2025, the registrant had 22,820,590 shares of common stock ($0.01 par value per share) outstanding.

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
•
the ability of the Adviser to attract and retain highly talented professionals;
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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Chicago Atlantic BDC, Inc.

Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $305,718,723 and $274,346,711, respectively)	$307,499,004	$275,241,398
Cash and cash equivalents	13,829,354	23,932,406
Due from affiliates	6,517,715	2,361,019
Interest receivable	2,480,774	3,582,610
Prepaid expenses and other assets	1,423,572	321,108
Receivable for investment sold	-	4,122,500
Total assets	$331,750,419	$309,561,041

LIABILITIES
Payable for investments purchased	$11,760,000	$-
Distributions payable	7,758,939	-
Revolving line of credit	5,000,000	-
Income-based incentive fees payable	1,968,640	1,998,945
Management fee payable	1,345,331	758,362
Due to affiliates	724,306	905,129
Professional fees payable	629,000	458,809
Capital gains incentive fees payable	299,006	121,887
Other payables	155,002	46,219
Unearned interest income	126,136	37,752
Offering costs payable	92,615	989,645
Deferred financing costs payable	47,881	47,881
Transaction fees payable related to the Loan Portfolio Acquisition	-	2,945,125
Excise tax payable	-	88,709
Total liabilities	$29,906,856	$8,398,463

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,408 and 22,820,386 shares issued and outstanding, respectively	$228,204	$228,204
Additional paid-in-capital	303,152,264	303,272,034
Distributable earnings (Accumulated loss)	(1,536,905)	(2,337,660)
Total net assets	$301,843,563	$301,162,578
NET ASSET VALUE PER SHARE	$13.23	$13.20

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$11,906,066	$2,790,333		$23,185,522	$5,516,830
Fee income	1,173,972	291,000		1,817,518	324,750
Total investment income	13,080,038	3,081,333		25,003,040	5,841,580

EXPENSES
Income-based incentive fees	1,968,637	328,503		3,884,914	328,503
Management fee	1,345,331	246,324		2,606,206	492,455
General and administrative expense	1,366,783	-		2,341,260	-
Legal expenses	313,139	81,822		564,065	139,873
Professional fees	275,860	100,787		491,586	120,136
Interest expense	301,260	-		446,641	-
Audit expense	153,750	96,925		343,752	203,550
Other expenses	169,717	113,688		314,139	199,158
Sub-administrator fees	128,805	101,187		286,590	199,643
Capital gains incentive fees	183,932	(46,555)		177,119	73,369
Transaction expenses related to the Loan Portfolio Acquisition	-	533,019	`	-	2,639,069
Total expenses	6,207,214	1,555,700		11,456,272	4,395,756
Waiver of General and administrative expense (Note 6)	-	-		(658,477)	-
Expense limitation agreement (Note 6)	(791,783)	-		(1,107,783)	-
Net expenses	5,415,431	1,555,700		9,690,012	4,395,756
NET INVESTMENT INCOME (LOSS)	7,664,607	1,525,633		15,313,028	1,445,824

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled non-affiliate investments	-	-		-	-
Net realized gain (loss) from investments	-	-		-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled non-affiliate investments	919,658	(232,772)		885,594	366,848
Net change in unrealized appreciation (depreciation) on investments	919,658	(232,772)		885,594	366,848
Net realized and unrealized gains (losses)	919,658	(232,772)		885,594	366,848

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,584,265	$1,292,861		$16,198,622	$1,812,672

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.34	$0.25		$0.67	$0.23
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.38	$0.21		$0.71	$0.29
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,820,405	6,214,949		22,820,396	6,214,945

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares		Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, March 31, 2025	22,820,386		$228,204	$303,152,031	$(2,362,231)	$301,018,004
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-		-	-	7,664,607	7,664,607
Net realized gain (loss) from investments	-		-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-		-	-	919,658	919,658
Total net increase (decrease) in net assets resulting from operations	-		-	-	8,584,265	8,584,265
Distributions to stockholders from:
Investment income-net	-	-	-	-	(7,758,939)	(7,758,939)
Capital transactions
Issuance of common stock, net of offering costs	-		-	-	-	-
Reinvestment of stockholder distributions	22		-	233	-	233
Total net increase (decrease) in net assets from capital transactions	22		-	233	-	233
Total increase (decrease) in net assets	22		-	233	825,326	825,559
Balance, June 30, 2025	22,820,408		$228,204	$303,152,264	$(1,536,905)	$301,843,563

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, March 31, 2024	6,214,949	$62,149	$85,030,601	$(573,983)	$84,518,767
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,525,633	1,525,633
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(232,772)	(232,772)
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,292,861	1,292,861
Distributions to stockholders from:
Investment income-net	-	-	-	(1,553,738)	(1,553,738)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	15	-	183	-	183
Total net increase (decrease) in net assets from capital transactions	15	-	183	-	183
Total increase (decrease) in net assets	15	-	183	(260,877.00)	(260,694)
Balance, June 30, 2024	6,214,964	$62,149	$85,030,784	$(834,860)	$84,258,073

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	15,313,028	15,313,028
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	885,594	885,594
Total net increase (decrease) in net assets resulting from operations	-	-	-	16,198,622	16,198,622
Distributions to stockholders from:
Investment income-net	-	-	-	(15,517,870)	(15,517,870)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	22	-	233	-	233
Total net increase (decrease) in net assets from capital transactions	22	-	233	-	233
Total increase (decrease) in net assets	22	-	233	680,752	680,985
Effect of permanent adjustments			(120,003)	120,003.00	-
Balance, June 30, 2025	22,820,408	$228,204	$303,152,264	$(1,536,905)	$301,843,563

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,445,824	1,445,824
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	366,848	366,848
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,812,672	1,812,672
Distributions to stockholders from:
Investment income-net	-	-	-	(3,107,474)	(3,107,474)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	23	-	257	-	257
Total net increase (decrease) in net assets from capital transactions	23	-	257	-	257
Total increase (decrease) in net assets	23	-	257	(1,294,802)	(1,294,545)
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, June 30, 2024	6,214,964	$62,149	$85,030,784	$(834,860)	$84,258,073

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,198,622	$1,812,672
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	(885,594)	(366,848)
Net (accretion of discounts) and amortization of premiums	(1,216,102)	(349,179)
Purchase of investments	(59,050,605)	(1,575,000)
PIK interest capitalized	(1,045,967)	(113,137)
Proceeds from sales of investments and principal repayments	29,940,662	3,126,000
Amortization of deferred financing costs	248,779	-
(Increase) Decrease in operating assets:
Interest receivable	1,101,836	116,373
Receivable for investment sold	4,122,500	(21,000)
Due from affiliates	(4,156,696)	-
Prepaid expenses and other assets	(218,528)	(163,582)
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	(30,305)	328,503
Management fee payable	586,969	(10,797)
Capital gains incentive fees payable	177,119	73,370
Professional fees payable	170,191	(123,217)
Transaction fees payable related to the Loan Portfolio Acquisition	(2,945,125)	1,795,520
Other payables	108,783	2,806
Due to affiliates	(180,823)	493
Excise tax payable	(88,709)	(10,655)
Unearned interest income	88,384	62,189
Payable for investments purchased	11,760,000	-
Net cash provided by (used in) operating activities	(5,314,609)	4,584,511

Cash flows from financing activities
Offering costs paid	(998,316)	(85,076)
Distributions paid	(7,758,698)	(3,107,219)
Financing costs paid	(1,031,429)	-
Proceeds from borrowings on revolving line of credit	5,000,000	-
Net cash provided by (used in) financing activities	(4,788,443)	(3,192,295)

Net increase (decrease) in cash and cash equivalents	(10,103,052)	1,392,216
Cash and cash equivalents, beginning of period	23,932,406	32,611,635
Cash and cash equivalents, end of period	$13,829,354	$34,003,851

Supplemental disclosure of non-cash operating, financing and investing activity
Reinvestment of dividend distribution	$233	$257
Accrual for deferred financing costs (Note 2)	$830,531	$-
Excise taxes paid	$115,357	$-

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

June 30, 2025

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Investments at Fair Value US Corporate Debt First Lien Senior Secured U.S. Debt Cannabis													(1)(5)(16)
Aeriz Holdings Corp	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	0.00%	6/30/2025	6/30/2028	9,590	9,590	9,590	3.2%	(9)(17)
Archos Capital Group, LLC	Delayed Draw Term Loan	14.25%	P	5.75%	0.00%	8.50%	10/1/2024	10/30/2025	113	113	113	0.0%	(10)
Cannabis & Glass	Delayed Draw Term Loan	14.57%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	2,000	1,982	2,000	0.7%	(11)(17)
Deep Roots Harvest, Inc.	Delayed Draw Term Loan	14.50%	P	6.50%	0.00%	8.00%	10/23/2024	8/15/2027	4,792	4,792	5,589	1.9%	(11)(17)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	5/3/2026	31,745	31,695	31,745	10.5%	(11)(17)
Elevation Cannabis, LLC	Delayed Draw Term Loan	16.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	13,850	13,560	13,712	4.5%	(10)(17)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2025	11,820	11,793	11,820	3.9%	(12)(17)
Fluent Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	10,060	9,908	9,909	3.3%	(12)(17)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	3,080	3,078	3,080	1.0%	(12)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	10/1/2024	12/3/2027	2,832	2,832	2,860	0.9%	(11)(17)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	14,938	14,135	14,265	4.7%	(9)(17)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2026	4,765	4,725	4,693	1.6%	(11)(17)
Proper Holdings, LLC	Delayed Draw Term Loan	13.00%	F	11.00%	2.00%	0.00%	10/1/2024	11/28/2025	4,171	4,169	4,171	1.4%	(10)(17)
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	18.50%	P	7.50%	3.50%	5.00%	10/1/2024	8/4/2025	2,997	2,988	3,027	1.0%	(9)
Shangri-La Columbia, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	7.50%	6/30/2025	6/30/2028	12,000	11,760	11,760	3.9%	(10)(17)
STIIIZY Inc. (Shryne Group Inc.)	Term Loan	17.00%	P	8.50%	1.00%	4.00%	5/26/2022	5/26/2027	38,569	38,313	38,183	12.7%	(11)(17)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	5,820	5,820	5,733	1.9%	(9)(17)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.50%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,826	2,782	2,840	0.9%	(10)(17)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/18/2025	3/13/2027	2,986	2,986	2,971	1.0%	(10)
Verano Holdings Corp.	Term Loan	14.00%	P	6.50%	0.00%	6.25%	10/27/2024	10/30/2026	51,399	51,384	51,656	17.1%	(10)(17)
Total Cannabis										228,405	229,717	76.1%
Finance and Insurance
Hartford Gold Group, LLC	Term Loan	14.17%	S	9.85%	0.00%	1.50%	10/1/2024	1/6/2027	732	658	651	0.2%	(11)
Minden Holdings, LLC	Term Loan	14.75%	P	7.25%	0.00%	0.00%	10/1/2024	5/31/2026	1,000	999	1,000	0.3%	(10)(17)
Total Finance and Insurance										1,657	1,651	0.5%
Information
AI Software, LLC (d/b/a Capacity)	Delayed Draw Term Loan	15.00%	P	6.50%	1.00%	7.50%	6/13/2025	6/13/2029	3,503	3,215	3,215	1.1%	(10)
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,640	3,466	3,495	1.2%	(9)
Protect Animals With Satellites LLC (Halo Collar) - 1st Amendment	Incremental Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	1,950	1,858	1,872	0.6%	(9)
Total Information										8,539	8,582	2.9%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.07%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	11,756	11,687	11,756	3.9%	(10)(17)
Total Public Administration										11,687	11,756	3.9%
Real Estate and Rental and Leasing
Workbox Holdings Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	2,177	1,896	1,927	0.6%	(10)
Total Real Estate and Rental and Leasing										1,896	1,927	0.6%
Retail Trade
Aura Home, Inc - Term A&B	Term Loan	10.82%	S	6.50%	0.00%	3.75%	10/1/2024	9/22/2026	3,325	3,313	3,325	1.1%	(9)
Aura Home, Inc - Term DDTL B	Delayed Draw Term Loan	10.57%	S	6.25%	0.00%	3.75%	4/11/2025	9/22/2026	2,114	2,114	2,114	0.7%	(9)
Aura Home, Inc - Term D	Term Loan	10.82%	S	6.50%	0.00%	3.75%	4/11/2025	9/22/2026	519	519	519	0.2%	(9)

Portofino Labs, Inc. (d/b/a Because Market)	Term Loan	12.07%	S	6.25%	1.50%	4.25%	4/30/2025	4/30/2029	5,013	4,969	4,969	1.6%
Total Retail Trade										10,915	10,927	3.6%
Total First Lien Senior Secured U.S. Debt										263,099	264,560	87.6%
Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Senior Secured U.S. Notes
Cannabis
Ascend Wellness	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,351	3,413	1.1%	(9)
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	8,500	7,838	8,160	2.7%	(9)(14)
Total Cannabis										11,189	11,573	3.8%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,978	22,000	7.4%	(13)
West Creek Financial Holdings, Inc. dba Koalafi	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	5,256	5,228	5,282	1.7%	(12)
Total Finance and Insurance										27,206	27,282	9.1%
Total Senior Secured U.S. Notes										38,395	38,855	12.9%
Total U.S. Corporate Debt										301,494	303,415	100.5%
First Lien Senior Secured Canadian Debt
Information
Tulip.io Inc.	Term Loan	15.00%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,060	3,060	3,060	1.0%	(8)(14)
Total Information										3,060	3,060	1.0%
Total First Lien Senior Secured Canadian Debt										3,060	3,060	1.0%
Total Canadian Corporate Debt										3,060	3,060	1.0%
Total Debt Investments										304,554	306,475	101.5%

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnotes
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-1 Preferred	5/20/2024	358,950	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U .S. Warrants							(6)
Information
AI Software, LLC (d/b/a Capacity)	Warrants	6/13/2025	-	292	292	0.1%	(10)
Total Information				292	292	0.1%
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-3 Warrants	5/20/2024	791,258	97	51	0.0%	(10)
Workbox Holdings Inc.	A-4 Warrants	5/20/2024	2,083,257	231	135	0.1%	(10)
Total Real Estate and Rental and Leasing				328	186	0.1%
Retail Trade
Portofino Labs, Inc. (dba Because Market)	Warrants	4/30/2025	360,000	45	46	0.0%	(11)
Total Retail Trade				45	46	0.0%
Total U.S. Warrants				665	524	0.2%
Canadian Warrants							(6)
Information
Tulip.io Inc.	Warrants	11/4/2024	64,776	-	-	0.0%	(8)(14)
Total Information				-	-	0.0%
Total Canadian Warrants				-	-	0.0%
Total Equity Investments				1,165	1,024	0.4%
TOTAL INVESTMENTS				305,719	307,499	101.9%

Footnote Legend

(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the Financial Accounting Standards Board’s Accounting Standards Codification 820's, Fair Value Hierarchy.
(2)
Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates ("1M," "3M" or "6M", respectively) as defined in the Credit or Loan Service

Agreement. As of June 30, 2025, rates for 1M S, 3M S and 6M S are 4.32%, 4.34%, and 4.37%, respectively. As of June 30, 2025, the P was 7.50%.
(4)
All investments were valued at fair value. See "Note 4 — Fair Value of Financial Instruments" in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.
(6)
Indicates a non-income producing investment. As of June 30, 2025, no debt investments are deemed as non-income producing.
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
(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2025, the aggregate fair value of non-qualifying assets is $11,220,019 or 3.38% of the Company’s total assets.
(15)
The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind ("PIK") interest or dividends.
(16)
Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” nor deemed to “control” a portfolio company.
(17)
Assets are pledged as collateral for the Revolving Line of Credit (as defined below). See "Note 5 - Debt."

F - Fixed

P - Prime

PIK - Payment-In-Kind

S - SOFR

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

December 31, 2024

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost (17)	Fair Value (4)	% of Net Assets	Footnote
Investments at Fair Value U.S. Corporate Debt First Lien Senior Secured U.S. Debt Cannabis													(1) (5)
Aeriz Holdings Corp	Delayed Draw Term Loan	15.50%	P	6.00%	2.00%	7.00%	10/1/2024	6/30/2025	$10,075	$9,927	$9,873	3.3%	(9)
Archos Capital Group, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	8.50%	10/1/2024	2/28/2025	1,462	1,462	1,462	0.5%	(10)
Deep Roots Harvest, Inc.	Delayed Draw Term Loan	14.00%	P	6.50%	0.00%	8.00%	10/23/2024	8/15/2027	5,000	5,000	4,975	1.7%	(11)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	5/3/2026	31,745	31,659	31,745	10.5%	(11)
Elevation Cannabis, LLC	Delayed Draw Term Loan	15.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	14,300	13,893	14,157	4.7%	(10)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2025	12,364	12,303	12,364	4.1%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	3,290	3,286	3,290	1.1%	(12)
Kaleafa, Inc.	Term Loan	16.00%	P	8.50%	0.00%	8.50%	10/1/2024	12/3/2027	2,875	2,875	2,875	1.0%	(11)
Nova Farms, LLC	Term Loan	14.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	15,679	14,579	14,817	4.9%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.00%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2026	5,146	5,073	5,069	1.7%	(11)
Proper Holdings, LLC	Delayed Draw Term Loan	13.00%	F	11.00%	2.00%	0.00%	10/1/2024	11/28/2025	4,396	4,393	4,396	1.5%	(10)
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	18.50%	P	7.50%	3.50%	5.00%	10/1/2024	8/4/2025	3,146	3,086	3,130	1.0%	(9)
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	Term Loan	17.00%	P	8.50%	1.00%	4.00%	5/26/2022	5/26/2027	40,793	40,504	40,385	13.4%	(11)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.50%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,941	2,873	2,882	1.0%	(10)
Verano Holdings Corp.	Term Loan	14.00%	P	6.50%	0.00%	6.25%	10/27/2024	10/30/2026	51,768	51,760	52,027	17.2%	(10)(14)
Total Cannabis										202,673	203,447	67.6%
Finance and Insurance
Hartford Gold Group, LLC	Term Loan	14.40%	S	9.85%	0.00%	1.50%	10/1/2024	12/17/2025	162	144	156	0.1%	(11)
Hartford Gold Group, LLC	Term Loan	14.40%	S	9.85%	0.00%	1.50%	10/1/2024	1/6/2027	1,682	1,431	1,455	0.5%	(11)
Minden Holdings, LLC	Term Loan	14.75%	P	7.25%	0.00%	0.00%	10/1/2024	5/31/2026	2,200	2,197	2,200	0.7%	(10)
Total Finance and Insurance										3,772	3,811	1.3%
Health Care and Social Assistance
Sunny Days Enterprises, LLC	Delayed Draw Term Loan	20.25%	P	4.75%	8.00%	3.50%	10/1/2024	3/31/2025	2,742	2,754	2,797	0.9%	(9)
Total Health Care and Social Assistance										2,754	2,797	0.9%
Information
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	12.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,663	3,417	3,407	1.1%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	12.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	2,004	1,870	1,864	0.6%	(9)
Simspace Corporation	Term Loan	17.50%	P	10.00%	0.00%	8.50%	10/1/2024	11/1/2025	6,500	6,573	6,500	2.2%	(9)
Total Information										11,860	11,771	3.9%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.28%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	10,375	10,273	10,323	3.4%	(10)
Total Public Administration										10,273	10,323	3.4%
Real Estate and Rental and Leasing
Workbox Holdings Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	1,622	1,406	1,452	0.5%	(10)
Total Real Estate and Rental and Leasing										1,406	1,452	0.5%
Retail Trade
Aura Home, Inc	Term Loan	12.03%	S	7.50%	0.00%	4.00%	10/1/2024	9/22/2025	3,325	3,285	3,275	1.1%	(9)
Total Retail Trade										3,285	3,275	1.1%
Total First Lien Senior Secured U.S. Debt										236,023	236,876	78.7%
Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings, Inc.	Senior Secured Notes	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,331	3,308	1.1%	(9)
Curaleaf Holdings, Inc.	Senior Secured Notes	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	4,500	4,142	4,253	1.4%	(9)(14)
Total Cannabis										7,473	7,561	2.5%
Finance and Insurance
RTCP, LLC	Senior Secured Notes	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,980	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. dba Koalafi	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	5,148	5,115	5,096	1.7%	(12)
Total Finance and Insurance										27,095	27,096	9.0%

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost (17)	Fair Value (4)	% of Net Assets	Footnote
Total Senior Secured U.S. Notes										34,568	34,657	11.5%
Total U.S. Corporate Debt										270,590	271,532	90.2%
First Lien Senior Secured Canadian Debt
Information
Tulip.io Inc.	Term Loan	14.50%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,014	3,014	2,984	1.0%	(8)(14)
Total Information										3,014	2,984	1.0%
Total First Lien Senior Secured Canadian Debt										3,014	2,984	1.0%
Total Canadian Corporate Debt										3,014	2,984	1.0%
Total Debt Investments										273,604	274,516	91.2%

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Amortized Cost (17)	Fair Value	% of Net Assets	Footnote
U.S. Preferred Stock
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-1 Preferred	5/20/2024	500,000	500	500	0.2%	(6)(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U .S. Warrants
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-3 Warrants	5/20/2024	71,000	97	91	0.0%	(6)(10)
Workbox Holdings Inc.	A-4 Warrants	5/20/2024	105,000	146	134	0.0%	(6)(10)
Total Real Estate and Rental and Leasing				243	225	0.0%
Total U.S. Warrants				243	225	0.0%
Canadian Warrants
Information
Tulip.io Inc.	Warrants	11/4/2024	64,776	-	-	0.0%	(6)(8)(14)
Total Information				-	-	0.0%
Total Canadian Warrants				-	-	0.0%
Total Equity Investments				743	725	0.2%
TOTAL INVESTMENTS				274,347	275,241	91.4%

Portfolio Company	Yield	Cost	Fair Value	% of Net Assets	Footnote
Cash & Cash Equivalents
State Street Institutional US Government Money Market Fund	4.43%	23,932	23,932	7.9%	(15)(16)
Total Cash & Cash Equivalents		23,932	23,932	7.9%

Total Portfolio Investments and Cash & Cash Equivalents		298,279	299,174	99.3%

Footnote Legend

(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the Financial Accounting Standards Board’s Accounting Standards Codification 820's Fair Value Hierarchy.
(2)
Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates ("1M," "3M" or "6M," respectively) as defined in the Credit or Loan Service Agreement. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.53%, 4.69%, and 5.03%, respectively. As of December 31, 2024, the P was 7.50%.
(4)
All investments were valued at fair value. See "Note 4 — Fair Value of Financial Instruments" in the accompanying notes to the financial statements.
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
(17)
The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind ("PIK") interest or dividends.

F - Fixed

P - Prime

PIK - Payment-In-Kind

S - SOFR

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Notes to Financial Statements

(Unaudited)

NOTE 1 — ORGANIZATION

Chicago Atlantic BDC, Inc. (formerly, Silver Spike Investment Corp.) (an emerging growth company) (the “Company”, “we” or “our”) was formed on January 25, 2021 as a Maryland corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax period ended December 31, 2021. The Company adopted the tax year end of March 31 and elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period January 1, 2022 through March 31, 2022, and has maintained (and intends to continue to maintain) such election in subsequent taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company is managed by Chicago Atlantic BDC Advisers, LLC (formerly, Silver Spike Capital, LLC) (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940 with the Securities and Exchange Commission (“SEC”). The Adviser has engaged SS&C Technologies, Inc. and ALPS Fund Services, Inc. (“SS&C”), as sub-administrator, to perform administrative services necessary for the Company's operations.

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

On October 1, 2024, the Company completed its previously announced acquisition of a portfolio of loans (the “Loan Portfolio”) from Chicago Atlantic Loan Portfolio, LLC ("CALP") in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024.

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

Reclassifications

Certain reclassifications have been made in the presentation of prior year financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended June 30, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted of $13.8 million and $23.9 million, respectively, all of which are held with high credit quality financial institutions, which are members of the FDIC.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors of the Company (the "Board") designated the Adviser as the Valuation Designee to perform the fair value determinations for the Company, subject to the oversight of the Board and certain Board reporting and other requirements.

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

Certain investments may have contractual payment-in-kind ("PIK") interest or dividends. PIK interest or dividends represents accrued interest or dividends that is added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity.

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

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual status. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of June 30, 2025 and December 31, 2024, there were no investments placed on non-accrual status.

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

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of June 30, 2025 and December 31, 2024, the Company recorded $126,136 and $37,752, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not accrue any excise tax. As of June 30, 2025 and December 31, 2024, $0 and $88,709, respectively, of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company had no uncertain tax positions that met the recognition or measurement criteria as of June 30, 2025 and December 31, 2024. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of June 30, 2025, the tax years that remain subject to examination by the Internal Revenue Service are from 2022 (commencement of operations) forward.

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

Offering Costs

These costs consist primarily of legal fees and other costs incurred in connection with issuances of the Company’s common stock, including the preparation of the Company’s registration statement, registration fees, transfer agent expenses, and other expenses relating to the offering. Offering costs are capitalized as deferred offering costs and, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, deferred offering costs were $151,284 and $49,998, respectively.

The deferred offering costs were charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the three and six months ended June 30, 2025, $0 of offering costs were charged to capital. For the year ended December 31, 2024, $1,214,375 of offering costs were charged to capital. As of June 30, 2025 and December 31, 2024, there were $92,615 and $989,645, respectively, of offering costs that remained payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition

Cumulative transaction expenses related to the Loan Portfolio Acquisition through June 30, 2025 and December 31, 2024 were $0 and $6,053,043, respectively, and consisted primarily of legal fees and valuation fees.

For the three and six months ended June 30, 2025, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $0. For the three and six months ended June 30, 2024, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $533,019 and $2,639,069, respectively. As of June 30, 2025 and December 31, 2024, $0 and $2,945,125, respectively, of transaction expenses related to the Loan Portfolio Acquisition remained payable, and are included in transaction fees payable on the Statements of Assets and Liabilities.

Deferred Financing Costs

Deferred financing costs consist of origination expenses incurred in connection with the closing, or anticipated closing, of a credit facility, and include legal, accounting, and other related expenses. These costs are deferred and amortized as interest expense using the straight-line method over the term of the applicable credit facility. In addition to origination expenses, the Company pays an annual upfront fee related to its credit facility. These fees are deferred and amortized as interest expense using the straight-line method over a one-year term. Deferred financing costs are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, deferred financing costs payable were $47,881 and $47,881, respectively.

New Accounting Standards

On January 1, 2025, the Company adopted Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. This ASU affects financial statement disclosure only, which is not required until year end 2025 and, as a result, does not affect our results of operations or financial condition.

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

The following tables summarize the composition of the Company’s portfolio investments by investment type as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$269,141,132	87.3%	$266,158,202	87.0%	$267,620,749	87.0%
Senior Secured Notes	39,255,809	12.7%	38,395,314	12.6%	38,854,589	12.6%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Warrants	-	0.0%	665,207	0.2%	523,666	0.2%
Total	$308,396,941	100.0%	$305,718,723	100.0%	$307,499,004	100.0%

	As of December 31, 2024
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$242,269,725	87.3%	$239,036,463	87.1%	$239,860,206	87.1%
Senior Secured Notes	35,147,669	12.7%	34,567,422	12.6%	34,656,192	12.6%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Warrants	-	0.0%	242,826	0.1%	225,000	0.1%
Total	$277,417,394	100.0%	$274,346,711	100.0%	$275,241,398	100.0%

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$73,549,472	$72,224,874	$72,732,054	2.3 years
Floating-rate debt (SOFR)	25,458,876	25,240,875	25,334,568	1.9 years
Floating-rate debt (PRIME)	209,388,593	207,087,767	208,408,716	1.7 years
Total Debt Instruments	$308,396,941	$304,553,516	$306,475,338

	As of December 31, 2024
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$56,819,862	$55,954,923	$56,158,027	2.6 years
Floating-rate debt (SOFR)	15,543,708	15,134,388	15,209,230	1.5 years
Floating-rate debt (PRIME)	205,053,824	202,514,574	203,149,141	1.8 years
Total Debt Instruments	$277,417,394	$273,603,885	$274,516,398

The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industry. The Company uses the North American Industry Classification System ("NAICS") for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry. The following tables summarize the composition of the Company’s portfolio investments by industry as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$239,593,413	78.4%	$241,289,886	78.5%
Finance and Insurance	28,863,003	9.4%	28,933,406	9.4%
Public Administration	11,686,994	3.8%	11,756,250	3.8%
Information	11,890,832	3.9%	11,933,964	3.9%
Retail Trade	10,960,310	3.6%	10,972,751	3.6%
Real Estate and Rental and Leasing	2,724,171	0.9%	2,612,747	0.8%
Total	$305,718,723	100.0%	$307,499,004	100.0%

	As of December 31, 2024
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$210,144,841	76.6%	$211,007,307	76.7%
Finance and Insurance	30,866,942	11.3%	30,907,369	11.2%
Information	14,873,810	5.4%	14,754,624	5.4%
Public Administration	10,273,444	3.7%	10,322,928	3.8%
Retail Trade	3,285,390	1.2%	3,275,125	1.2%
Health Care and Social Assistance	2,753,852	1.0%	2,796,946	1.0%
Real Estate and Rental and Leasing	2,148,432	0.8%	2,177,099	0.7%
Total	$274,346,711	100.0%	$275,241,398	100.0%

The geographic composition is determined by the location of the principal place of business of each portfolio company. Geographic regions are defined as: West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states of ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states of PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$105,670,652	34.6%	$106,097,915	34.5%
West	90,011,802	29.4%	90,737,355	29.5%
Northeast	54,992,092	18.0%	55,512,306	18.1%
Southeast	30,006,524	9.8%	30,091,409	9.8%
Southwest	21,977,635	7.2%	22,000,000	7.2%
International:
Canada	3,060,018	1.0%	3,060,019	1.0%
Total	$305,718,723	100.0%	$307,499,004	100.0%

	As of December 31, 2024
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$88,999,405	32.4%	$89,624,122	32.6%
West	86,686,279	31.6%	86,660,218	31.5%
Northeast	52,963,212	19.3%	53,223,047	19.3%
Southwest	21,980,052	8.0%	22,000,000	8.0%
Southeast	20,703,496	7.6%	20,749,887	7.5%
International:
Canada	3,014,267	1.1%	2,984,124	1.1%
Total	$274,346,711	100.0%	$275,241,398	100.0%

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

As of June 30, 2025 and December 31, 2024, we had three portfolio companies that represented 39.5% and 45.1%, respectively, of the fair values of our portfolio. As of June 30, 2025 and December 31, 2024, our largest portfolio company represented 16.8% and 18.9%, respectively, of the total fair values of our investments in portfolio companies.

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of June 30, 2025 and December 31, 2024, the Company’s portfolio investments consisted primarily of investments in senior secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of June 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at June 30, 2025 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$267,620,749	$267,620,749
Senior Secured Notes	-	-	38,854,589	38,854,589
Preferred Stock	-	-	500,000	500,000
Warrants	-	-	523,666	523,666
Total	$-	$-	$307,499,004	$307,499,004

	Fair Value Measurements at December 31, 2024 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$239,860,206	$239,860,206
Senior Secured Notes	-	-	34,656,192	34,656,192
Preferred Stock	-	-	500,000	500,000
Warrants	-	-	225,000	225,000
Total	$-	$-	$275,241,398	$275,241,398

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2025 and December 31, 2024. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over the U.S. Prime Rate ("PRIME"), Secured Overnight Financing Rate ("SOFR") and/or U.S. Treasury Rates, as applicable, for senior secured first lien term loans, as of June 30, 2025 and December 31, 2024.

Investment Type	Fair Value as of June 30, 2025	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$235,283,670	Discounted Cash Flow	Discount Rate	8.70% - 30.10%	13.30%
First Lien Senior Secured Loans	32,337,079	Recent Transaction	Transaction Price	N/A	N/A
Senior Secured Notes	38,854,589	Discounted Cash Flow	Discount Rate	6.60% - 18.20%	11.15%
Preferred Stock	500,000	Market Approach	Current Value	2.5x	2.5x
Warrants	186,000	Option Pricing Model	Volatility Factor	45.60%	45.60%
Warrants	337,666	Recent Transaction	Transaction Price	N/A	N/A
Total	$307,499,004

Investment Type	Fair Value as of December 31, 2024	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$239,860,206	Discounted Cash Flow	Discount Rate	9.10% - 28.60%	13.38%
Senior Secured Notes	34,656,192	Discounted Cash Flow	Discount Rate	7.40% - 17.20%	11.53%
Preferred Stock	500,000	Market Approach	Current Value	2.5x	2.5x
Warrants	225,000	Option Pricing Model	Volatility Factor	47.20%	47.20%
Total	$275,241,398

(1)
The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2025 and 2024:

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2024	$239,860,206	$34,656,192	$500,000	$225,000	$275,241,398
Purchases	55,028,224	3,600,000	-	422,381	59,050,605
Accretion of discount and fees (amortization of premium), net	1,096,351	119,751	-	-	1,216,102
PIK interest	937,827	108,140	-	-	1,045,967
Proceeds from sales of investments and principal repayments	(29,940,662)	-	-	-	(29,940,662)
Net realized gain (loss) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	638,803	370,506	-	(123,715)	885,594
Balance as of June 30, 2025	$267,620,749	$38,854,589	$500,000	$523,666	$307,499,004

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2025	$638,803	$370,506	$-	$(123,715)	$885,594

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2023	46,006,000	$8,114,000	-	-	$54,120,000
Purchases	832,175	-	500,000	242,825	1,575,000
Accretion of discount and fees (amortization of premium), net	231,942	117,237	-	-	349,179
PIK interest	113,137	-	-	-	113,137
Proceeds from sales of investments and principal repayments	(3,126,000)	-	-	-	(3,126,000)
Net realized gain (loss) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	292,910	35,763	-	38,175	366,848
Balance as of June 30, 2024	$44,350,164	$8,267,000	$500,000	$281,000	$53,398,164

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2024	$292,910	$35,763	$-	$38,175	$366,848

NOTE 5 – DEBT

Revolving Line of Credit

On February 11, 2025, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”, the "Revolving Line of Credit") by and among the Company, as borrower, Western Alliance Trust Company, N.A. (“WATC”), as administrative agent, Western Alliance Bank, as an issuing bank and as the initial lender, and the other lenders party thereto from time to time.

Under the Credit Agreement, the lenders have agreed to extend credit to the Company on a revolving basis in an initial aggregate amount of up to $100,000,000 with an option for the Company to request additional commitments, in a minimum amount of $5,000,000, at one or more times from existing and/or new lenders. The Credit Agreement also provides for the issuance of letters of credit in an aggregate face amount of up to $5,000,000.

Availability under the Credit Agreement (the “Revolving Period”) will terminate on February 11, 2027, and the Credit Agreement has a scheduled maturity date of March 31, 2028.

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term SOFR plus 3.00%, subject to a minimum interest rate of 6.00%. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. For the three and six months ended June 30, 2025, the company recorded $126,111 and $192,778, respectively, of commitment fees which are included in interest expense on the Statements of Operations. The Company will also be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

The Company incurred $1,079,310 of financing costs in connection with the origination of the Revolving Line of Credit. As of June 30, 2025, the balance of $830,531 of deferred financing costs was included in prepaid expenses and other assets on the Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, $170,065 and $248,779 respectively, of such costs were amortized and included in interest expense on the Statements of Operations.

As of June 30, 2025, the Company had $5,000,000 outstanding borrowings and $95,000,000 available under the Revolving Line of Credit. Additionally, as of June 30, 2025, $233.9 million of loans held for investment, at principal, were pledged as collateral in the borrowing base of the Revolving Loan.

The fair value of the Revolving Line of Credit is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

The following table presents the components of interest expense for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Commitment fee	$126,111	$-	$192,778	$-
Amortization of deferred financing costs	170,065	-	248,779	-
Interest expense	5,084	-	5,084	-
Total interest expense	$301,260	$-	$446,641	$-
Average interest rate	7.32%	-	7.32%	-
Average daily borrowings	$274,725	$-	$138,122	$-

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

The management fee is payable quarterly in arrears. For the three months ended June 30, 2025 and 2024, the Company incurred management fee expenses of $1,345,331 and $246,324, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred management fee expenses of $2,606,206 and $492,455, respectively. As of June 30, 2025 and December 31, 2024, $1,345,331 and $758,362, respectively, remained payable.

For the three months ended June 30, 2025 and 2024, the Company incurred income-based incentive fee expenses of $1,968,637 and $328,503, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred income-based incentive fee expenses of $3,884,914 and $328,503, respectively. As of June 30, 2025 and December 31, 2024, $1,968,640 and $1,998,945, respectively, remained payable.

For the three months ended June 30, 2025 and 2024, the Company incurred capital gains incentive fee expenses of $183,932 and $(46,555), respectively. For the six months ended June 30, 2025 and 2024, the Company incurred capital gains incentive fee expenses of $177,119 and $73,369, respectively. As of June 30, 2025 and December 31, 2024, $299,006 and $121,887, respectively, remained payable.

Expense Limitation Agreement

On October 1, 2024, in connection with the Investment Advisory Agreement, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through the period ending September 30, 2025.

On February 14, 2025, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that any interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

For the three months ended June 30, 2025 and 2024, $791,783 and $0, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement. For the six months ended June 30, 2025 and 2024 $1,107,783 and $0, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement.

Administration Agreement

Pursuant to the administration agreement between the Company and the Adviser (the “Administration Agreement”), the Company is to reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by the Adviser in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of the Adviser’s employees or any overhead expenses. However, we may reimburse the Adviser for an allocable portion of the compensation paid by the Adviser to our Chief Compliance Officer ("CCO") and Chief Financial Officer ("CFO") and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs).

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

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Affiliate Payments
Income-based incentive fees	$1,968,637	$328,503	$3,884,914	$328,503
Management fee	1,345,331	246,324	2,606,206	492,455
Capital gains incentive fees	183,932	(46,555)	177,119	73,369
Total management and incentive fees earned	3,497,900	528,272	6,668,239	894,327
General and administrative expenses	1,366,783	-	2,341,260	-
Expense limitation agreement	(791,783)	-	(1,107,783)	-
General and administrative expenses waiver	-	-	(658,477)	-
General and administrative expenses reimbursable to the Adviser	575,000	-	575,000	-
Total affiliate payments	$4,072,900	$528,272	$7,243,239	$894,327

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024. Related party fees and expenses payable to the Adviser and its affiliates as of June 30, 2025 were $724,306, of which $575,000 and $149,306, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively. Total amounts payable to the Adviser and its affiliates as of December 31, 2024 were $905,129, of which $820,797 and $84,332, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively.

For the three and six months ended June 30, 2025, the Adviser voluntarily and irrevocably waived approximately $0 and $658,477, respectively, of general and administrative expenses incurred by the Adviser that would have otherwise been reimbursed and payable by the Company. The expenses waived for the three and six months ended June 30, 2025 are not subject to recoupment by the Adviser or future reimbursement by the Company. There were no waived expenses for the three and six months ended June 30, 2024.

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

Interest and principal payments from our portfolio companies which were received by the Loan Administrator prior to June 30, 2025, but which were not remitted to the Company until after June 30, 2025, are included in due from affiliates on the Statements of Assets and Liabilities. As of June 30, 2025, the due from affiliates balance of $6,517,715 consists of $3,381,424 and $3,136,291 in interest and principal payments receivable, respectively. The amounts due from affiliates as of June 30, 2025 were collected in July 2025.

Interest and principal payments from our portfolio companies which were received by the Loan Administrator prior to December 31, 2024, but which were not remitted to the Company until after December 31, 2024, are included in due from affiliates on the Statements of Assets and Liabilities. As of December 31, 2024, the due from affiliates balance of $2,361,019 consists of $1,559,758 and $801,261 in interest and principal payments receivable, respectively. The amounts due from affiliates as of December 31, 2024 were collected in January 2025.

Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of June 30, 2025 and December 31, 2024, $264,496,941 and $272,816,695, respectively, of the Company’s investments were co-investments with affiliates of the Company.

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

During the six months ended June 30, 2025 and 2024, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 8 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments on existing loans:

	As of June 30, 2025	As of December 31, 2024
Unfunded delayed draw loan commitments	$16,185,714	$1,250,000
Total undrawn commitments	$16,185,714	$1,250,000

The Company did not have any other off-balance sheet commitments or liabilities as of June 30, 2025 or December 31, 2024. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 8 — COMMON STOCK

As of June 30, 2025, 100,000,000 shares of $0.01 par value common stock were authorized.

Loan Portfolio Acquisition

On October 1, 2024, the Company completed its previously announced the Loan Portfolio Acquisition, pursuant to the the Loan Portfolio Acquisition Agreement. In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. Upon the closing of the Loan Portfolio Acquisition, there were 22,820,367 shares of the Company’s common stock outstanding.

Distributions

The following table summarizes distributions declared by the Company during the six months ended June 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939

The following table summarizes distributions declared and paid by the Company during the six months ended June 30, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738

Dividend Reinvestment Plan

The Company’s dividend reinvestment plan (the “DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator.

The DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the DRIP but may provide a similar dividend reinvestment plan for their clients.

During the six months ended June 30, 2025, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	22

During the six months ended June 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15

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

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in net assets resulting from operations	$8,584,265	$1,292,861	$16,198,622	$1,812,672
Weighted Average Shares Outstanding - basic and diluted	22,820,405	6,214,949	22,820,396	6,214,945
Net increase (decrease) in net assets resulting from operations- basic and diluted	$0.38	$0.21	$0.71	$0.29

NOTE 11 — INCOME TAXES

The Company adopted a tax year end of March 31 and elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax if it distributes to stockholders at least 90% of its investment company taxable income (“ICTI”) (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year distribution into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. The amount to be paid out as a distribution is determined by the Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the tax year may be deemed a return of capital for tax purposes to the Company’s stockholders.

The amounts and sources of distributions reported are only estimates and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes will be determined in accordance with the U.S. federal tax rules which may differ from U.S. GAAP. The final determination of the source of all distributions in 2025 will be made after the tax year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income (loss) and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes. The Company had not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2025 and December 31, 2024. In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

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

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the three months ended June 30, 2025 and the tax year ended March 31, 2025, were as follows:

	For the tax period from April 1, 2025 through June 30, 2025	For the tax year from April 1, 2024 through March 31, 2025
Ordinary income	$7,758,939	$18,625,335
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$7,758,939	$18,625,335

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

	March 31, 2025	March 31, 2024
Undistributed ordinary income	$9,344,744	1,782,017
Net unrealized appreciation (depreciation) on investments	(3,210,239)	1,248,303
Capital Gain/(Loss) Carry Forwards	(285,250)	(210,767)
Other temporary differences	(8,211,487)	(3,393,536)
Total	$(2,362,232)	$(573,983)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Tax cost of investments and cash equivalents	322,763,701	$307,394,719
Unrealized appreciation	2,192,667	1,286,665
Unrealized depreciation	(3,628,011)	(4,496,904)
Net unrealized appreciation (depreciation) from investments and cash equivalents	(1,435,344)	$(3,210,239)

NOTE 12 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per share data:
Net asset value at beginning of period	$13.20	$13.77
Net investment income (loss) (1)	0.67	0.23
Net realized and unrealized gains/(losses) on investments (1)	0.04	0.06
Net increase/(decrease) in net assets resulting from operations (1)	0.71	0.29
Distributions from net investment income (loss) (2)	(0.68)	(0.50)
Net asset value at end of period	$13.23	$13.56
Net assets at end of period	$301,843,563	$84,258,073
Shares outstanding at end of period	22,820,408	621,494
Weighted average net assets	$301,094,453	$85,034,260

Per share market value at end of period	$10.35	$11.82
Total return based on market value (3)	(12.40)%	46.73%
Total return based on net asset value (3)	3.41%	3.17%

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets (4)	5.09%	1.70%
Ratio of expenses to average net assets (3)	3.80%	5.17%
Ratio of waived expenses to average net assets(4)	(0.59)%	-
Ratio of net expenses to average net assets(4)	3.22%	5.17%
Portfolio turnover (4)	10.30%	3.12%

(1)
The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of the distribution and the issuance of common stock.
(3)
Total return based on market value is based on the change in market price per share between the beginning and ending market prices per share in each period and assumes that common stock dividends are reinvested in accordance with the DRIP. Total return based on net asset value is based upon the change in net asset value per share between the beginning and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with the DRIP. For periods less than a year, total return is not annualized.
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

On August 12, 2025, the Board approved a cash dividend of $0.34 per share. The dividend is payable on October 10, 2025 to stockholders of record on September 29, 2025.

On July 31, 2025, the Company received a principal repayment of approximately $38.7 million, representing the full repayment of its loan to STIIIZY Inc. (Shryne Group Inc.).

CHICAGO ATLANTIC BDC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes that are included in Item 1 of Part I of this quarterly report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this quarterly report on Form 10-Q. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We were formed in January 2021 as a Maryland corporation and are structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In addition, for U.S. federal income tax purposes we have elected to be treated, and intend to qualify annually to be treated, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"), commencing with our taxable year ended March 31, 2022.

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $780.3 million of potential investments in varying stages of underwriting.

The following describes the four primary current sub-strategies of our principal investment strategy. We are not required to have a minimum investment in any of these sub-strategies.

Cannabis

All of our cannabis investments are designed to be compliant with all applicable laws and regulations within the jurisdictions in which they are made or to which we are otherwise subject, including U.S. federal laws. We will make equity investments only in companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, including U.S. federal laws. We may make loans to companies that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law, so long as the investment itself is designed to be compliant with all applicable laws and regulations in the jurisdiction in which the investment is made or to which we are otherwise subject, including U.S. federal law. We are externally managed by Chicago Atlantic BDC Advisers, LLC (the "Adviser") and seek to expand the compliant cannabis investment activities of the Adviser’s leading investment platform in the cannabis industry. We primarily seek to partner with private equity firms, entrepreneurs, business owners and management teams to provide credit and equity financing alternatives to support buyouts, recapitalizations, growth initiatives, refinancings and acquisitions across cannabis companies, including cannabis-enabling technology companies, cannabis-related health and wellness companies, and hemp and cannabidiol (“CBD”) distribution companies. Under normal circumstances, each such cannabis company derives at least 50% of its revenues or profits from, or commits at least 50% of its assets to, activities related to cannabis at the time of our investment in the cannabis company. We are not required to invest a specific percentage of our assets in such cannabis companies, and we may make debt and equity investments in other companies regardless of sector.

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

Expenses

Our primary operating expenses are a base management fee and any incentive fees under the investment advisory agreement between the Company and the Adviser (the "Investment Advisory Agreement"). Our investment management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments. See “Item 1. Business—Investment Advisory Agreement.”

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We may bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Financial Officer ("CFO") and Chief Compliance Officer ("CCO") and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We may bear any other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•
the cost of our organization and offerings;
•
the cost of calculating our net asset value, including the cost of any third-party valuation services;
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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2025, our investment portfolio had an aggregate fair value of approximately $307.5 million and was comprised of approximately $267.6 million in first lien, senior secured loans, approximately $38.9 million in senior secured notes and approximately $1.0 million in equity securities across thirty-three portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $275.2 million and was comprised of approximately $239.9 million in first lien, senior secured loans, approximately $34.7 million in senior secured notes and $0.7 million in equity securities across twenty-eight portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of June 30, 2025 and December 31, 2024 are shown in the following tables.

	As of June 30, 2025
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.0%	87.0%
Senior Secured Notes	12.6%	12.6%
Preferred Stock	0.2%	0.2%
Warrants	0.2%	0.2%
Total	100.0%	100.0%

	As of December 31, 2024
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.1%	87.1%
Senior Secured Notes	12.6%	12.6%
Preferred Stock	0.2%	0.2%
Warrants	0.1%	0.1%
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of June 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the headquarters of the portfolio company.

Geographic regions are defined as: West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states of ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states of PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	As of June 30, 2025
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	34.6%	34.5%
West	29.4%	29.5%
Northeast	18.0%	18.1%
Southeast	9.8%	9.8%
Southwest	7.2%	7.2%
International:
Canada	1.0%	1.0%
Total	100.0%	100.0%

	As of December 31, 2024
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	32.4%	32.6%
West	31.6%	31.5%
Northeast	19.3%	19.3%
Southwest	8.0%	8.0%
Southeast	7.6%	7.5%
International:
Canada	1.1%	1.1%
Total	100.0%	100.0%

The tables below present the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
Industry(1)	Amortized Cost	Fair Value
Cannabis	78.4%	78.5%
Finance and Insurance	9.4%	9.4%
Public Administration	3.8%	3.8%
Information	3.9%	3.9%
Retail Trade	3.6%	3.6%
Real Estate and Rental and Leasing	0.9%	0.8%
Total	100.0%	100.0%

	As of December 31, 2024
Industry(1)	Amortized Cost	Fair Value
Cannabis	76.6%	76.7%
Finance and Insurance	11.3%	11.2%
Information	5.4%	5.4%
Public Administration	3.7%	3.8%
Retail Trade	1.2%	1.2%
Health Care and Social Assistance	1.0%	1.0%
Real Estate and Rental and Leasing	0.8%	0.7%
Total	100.0%	100.0%

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

As of June 30, 2025 and December 31, 2024, we had three portfolio companies that represented 39.5% and 45.1% respectively, of our investments, at fair value. As of June 30, 2025 and December 31, 2024, our largest portfolio company represented 16.8% and 18.9%, respectively, of our investments, at fair value.

Investment Activity

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Beginning Portfolio, at fair value	$275,241,398	$54,120,000
Purchases	59,050,605	1,575,000
Accretion of discount and fees (amortization of premium), net	1,216,102	349,179
PIK interest	1,045,967	113,137
Proceeds from sales of investments and principal repayments	(29,940,662)	(3,126,000)
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	885,594	366,848
Ending Portfolio, at fair value	$307,499,004	$53,398,164

Portfolio Asset Quality

Our portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans. Our portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. Our Adviser’s valuation committee reviews the recommendations and/or changes to the investment risk ratings, which are submitted on a quarterly basis to the Company's Board of Directors (the "Board") and the Audit Committee of the Board.

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	307,499,004	100.0%
3	-	0.0%
4	-	0.0%
5	-	0.0%
Total	$307,499,004	100.0%

	As of December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	275,241,398	100.0%
3	-	0.0%
4	-	0.0%
5	-	0.0%
Total	$275,241,398	100.0%

Debt Investments on Non-Accrual Status

As of June 30, 2025 and December 31, 2024, there were no loans in our portfolio placed on non-accrual status.

Debt

Revolving Line of Credit

On February 11, 2025, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”, the "Revolving Line of Credit") by and among the Company, as borrower, Western Alliance Trust Company, N.A. (“WATC”), as administrative agent, Western Alliance Bank, as an issuing bank and as the initial lender, and the other lenders party thereto from time to time.

Under the Credit Agreement, the lenders have agreed to extend credit to the Company on a revolving basis in an initial aggregate amount of up to $100,000,000 with an option for the Company to request additional commitments, in a minimum amount of $5,000,000, at one or more times from existing and/or new lenders. The Credit Agreement also provides for the issuance of letters of credit in an aggregate face amount of up to $5,000,000.

Availability under the Credit Agreement (the “Revolving Period”) will terminate on February 11, 2027, and the Credit Agreement has a scheduled maturity date of March 31, 2028.

As of June 30, 2025, the Company had $5,000,000 outstanding borrowings and $95,000,000 available under the Revolving Line of Credit. Additionally, as of June 30, 2025, $233.9 million of loans held for investment, at principal, were pledged as collateral in the borrowing base of the Revolving Loan.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and six months ended June 30, 2025 and 2024.

Investment Income

The following table sets forth the components of investment income for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest income	$10,616,576	$2,522,397	$20,799,750	$5,054,514
Accretion of discount and fees (amortization of premium), net	693,195	207,750	1,216,102	349,179
PIK	596,295	60,186	1,169,670	113,137
Total interest income	11,906,066	2,790,333	23,185,522	5,516,830
Fee income	1,173,972	291,000	1,817,518	324,750
Total investment income	$13,080,038	$3,081,333	$25,003,040	$5,841,580

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

For the three and six months ended June 30, 2025, total investment income was approximately $13.1 million and $25.0 million, respectively, which was attributable to $1.2 million and $1.8 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and approximately $11.9 million and $23.2 million of interest income, respectively. For the three and six months ended June 30, 2024, total investment income was approximately $3.1 million and $5.8 million, respectively, which was attributable to approximately $0.3 million and $0.3 million of fee income related to commitment fees, advisory fees, and administrative fees and approximately $2.8 million and $5.5 million of interest income, respectively.

Operating Expenses

Our operating expenses for the six months ended June 30, 2025 and 2024 are presented below:

	For the Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Income-based incentive fees	$3,884,914	$328,503	$3,556,411	1082.6%
Management fee	2,606,206	492,455	2,113,751	429.2%
General and administrative expense	2,341,260	-	2,341,260	100.0%
Legal expenses	564,065	139,873	424,192	303.3%
Professional fees	491,586	120,136	371,450	309.2%
Interest expense	446,641	-	446,641	100.0%
Audit expense	343,752	203,550	140,202	68.9%
Other expenses	314,139	199,158	114,981	57.7%
Sub-administrator fees	286,590	199,643	86,947	43.6%
Capital gains incentive fees	177,119	73,369	103,750	141.4%
Transaction expenses related to the Loan Portfolio Acquisition	-	2,639,069	(2,639,069)	-100.0%
Total operating expenses	11,456,272	4,395,756	7,060,516	160.6%
Waiver of General and administrative expense (Note 6)	(658,477)	-	(658,477)	-100.0%
Expense limitation agreement (Note 6)	(1,107,783)	-	(1,107,783)	-100.0%
Net operating expenses	$9,690,012	$4,395,756	$5,294,256	120.4%

Net Investment Income

Net investment income was approximately $7.7 million and $15.3 million for the three and six months ended June 30, 2025, respectively, as compared to approximately $1.5 million and $1.4 million for the three and six months ended June 30, 2024, respectively. The fluctuation in net investment income is attributable to the increase in complexity, portfolio size and growth of the Company following the close of the previously announced acquisition of a portfolio of loans (the “Loan Portfolio”) from Chicago Atlantic Loan Portfolio, LLC (“CALP”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”). The amortized cost of the Company’s investment portfolio increased by $253.3 million from June 30, 2024 to June 30, 2025.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no net realized gains or losses from investments during the three and six months ended June 30, 2025 and 2024.

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

Net change in unrealized appreciation (depreciation) from investments for the three and six months ended June 30, 2025 and 2024 is comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross unrealized appreciation	$1,428,075	$190,134	$1,553,712	$389,573
Gross unrealized depreciation	(508,417)	(422,906)	(668,118)	(22,725)
Total net change in unrealized appreciation (depreciation) from investments	$919,658	$(232,772)	$885,594	$366,848

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Aeriz Holdings Corp	$121,039	$-	$53,418	$-
Archos Capital Group, LLC	255	-	255	-
Ascend Wellness	58,604	-	84,425	-
Aura Home, Inc	(63,591)	-	22,707	-
Cannabis & Glass (Kapple Holdings LLC)	18,489	-	18,440	-
Curaleaf Holdings, Inc.	207,714	(36,964)	211,587	(5,519)
Deep Roots Harvest, Inc.	797,813	-	822,813	-
Dreamfields Brands, Inc. (d/b/a Jeeter)	(20,800)	(8,730)	(36,720)	(17,206)
Elevation Cannabis, LLC	2,663	-	(112,185)	-
Flowery - Bill's Nursery, Inc.	(17,934)	-	(33,580)	-
Fluent Corp. (f/k/a Consortium)	(11,661)	-	1,449	-
HA-MD, LLC	(831)	-	(1,453)	-
Hartford Gold Group, LLC: (Maturity: 1/6/2027)	(72,170)	-	(30,004)	-
Hartford Gold Group, LLC: (Maturity: 12/17/2025)	-	-	(12,063)	-
Kaleafa, Inc.	(431)	-	28,319	-
Minden Holdings, LLC	(1,896)	-	(2,450)	-
Nova Farms, LLC	(83,199)	-	(107,432)	-
Oasis - AZ GOAT AZ LLC	(16,565)	-	(28,177)	-
PharmaCann, Inc.	-	21,134	-	41,282
Proper Holdings, LLC	(694)	-	(1,543)	-
Protect Animals With Satellites LLC (Halo Collar): Term Loan	34,273	-	37,982	-
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	18,067	-	21,232	-
Remedy - Maryland Wellness, LLC	(12,172)	-	(6,104)	-
RTCP, LLC	3,790	-	2,417	-
Silver Therapeutics, Inc.	(87,300)	-	(87,300)	-
Simspace Corporation	51,430	-	72,959	-
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	26,093	(251,788)	(10,994)	131,680
Subsero Holdings - Illinois, Inc	14,675	-	48,401	-
Sunny Days Enterprises, LLC	-	-	(43,094)	-
TheraTrue, Inc.	(14,928)	-	(14,928)	-
Tulip.io Inc.	17,788	-	30,144	-
Verano Holdings Corp.	7,357	(125,424)	5,316	47,611
West Creek Financial Holdings, Inc. dba Koalafi	23,407	-	72,076	-
Workbox Holdings Inc.	24,618	169,000	(16,376)	169,000
Workbox Holdings Inc.: A-3 Warrants	(24,000)	-	(40,000)	-
Workbox Holdings Inc.:A-4 Warrants	(62,715)	-	(83,715)	-
Youth Opportunity Investments, LLC	(17,530)	-	19,772	-
Total net change in unrealized appreciation (depreciation) from investments	$919,658	$(232,772)	$885,594	$366,848

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

Our primary use of funds will be investments in portfolio companies, dividend payments to holders of our common stock who opt out of the Company’s dividend reinvestment plan (the “DRIP”), and the payment of operating expenses. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $13.8 million and $23.9 million, respectively, and no indebtedness.

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

We apply Accounting Standards Codification ("ASC") 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

All of our investments as of June 30, 2025 and December 31, 2024 were categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

Other Contractual Obligations

We have certain commitments pursuant to our Investment Advisory Agreement. We have agreed to pay a fee for investment advisory services consisting of two components: a base management fee and an incentive fee. Payments under the Investment Advisory Agreement will be equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. See “Item 1. Business—Investment Advisory Agreement.” We have also entered into a contract with the Adviser to serve as our administrator. Payments under the administration agreement between the Company and the Adviser (the "Administration Agreement") will be reimbursements to the Adviser for the costs and expenses incurred by the Adviser in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by the Adviser in connection with the delegation of its obligations to a sub-administrator. The Company is not responsible for the compensation of the Adviser’s employees and overhead expenses. See “Item 1. Business—Administration Agreement.”

Common Stock

Our common stock began trading on the Nasdaq Global Market on February 4, 2022 in connection with our initial public offering of shares of our common stock. Since October 2, 2024, our common stock trades on the Nasdaq Global Market under the symbol “LIEN.”

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On August 13, 2025, the last reported closing sales price of our common stock on the Nasdaq Global Market was $10.41 per share, which represented a discount of approximately 21.32% to our net asset value per share of $13.23 as of June 30, 2025.

		Price Range		High Sales Price Premium (Discount) to	Low Sales Price Premium (Discount) to	Cash
Class and Period	Net Asset Value(1)	High	Low	Net Asset Value(2)	Net Asset Value(2)	Dividend Per Share(3)
Year Ended December 31, 2025
Third Quarter (Through August 13, 2025)	*	$10.86	$10.12	*	*	*
Second Quarter	$13.23	$11.11	$9.71	-16.0%	-26.6%	$0.34
First Quarter	$13.19	$12.56	$10.92	-4.8%	-17.2%	$0.34
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.7%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	0.70(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	0.63(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

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
(4)
On November 8, 2022, our Board approved a change to our fiscal year end from March 31 to December 31.
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

Holders

As of August 12, 2025, there were approximately 285 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

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

A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions. However, our Board, including a majority of our independent directors, will be required to determine that making return of capital distributions from our offering proceeds is in the best interests of our stockholders based upon our then-current financial condition and our expected future growth prospects.

The following table summarizes distributions declared and/or paid by the Company from inception through June 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939

Dividend Reinvestment Plan

We have adopted an “opt out” DRIP for our stockholders. As a result, if we declare a dividend, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the DRIP so as to receive cash distributions. Stockholders who receive distributions in the form of shares of our common stock generally are subject to the same U.S. federal income tax consequences as are stockholders who elect to receive their distributions in cash.

During the six months ended June 30, 2025, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	22

During the six months ended June 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2025 or the fiscal year ended December 31, 2024.

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

As of June 30, 2025, 76.2% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 23.8% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2024, 79.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 20.5% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Operations for the six months ended June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Income
Up 300 basis points	$6,595	$150	$6,445
Up 200 basis points	4,246	100	4,146
Up 100 basis points	1,898	50	1,848
Down 100 basis points	(1,138)	(50)	(1,088)
Down 200 basis points	(1,796)	(66)	(1,730)
Down 300 basis points	(2,308)	(66)	(2,242)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Risks Relating to Our Use of Leverage and Credit Facilities

Our existing credit facility and any credit facility we may enter into in the future would likely subject all or significant amounts of our assets to security interests and if we default on our obligations under such a credit facility, we may suffer adverse consequences, including foreclosure on our assets.

In February 2025, we entered into a senior secured revolving credit agreement, under which, the lenders have agreed to extend credit to the Company on a revolving basis in an initial aggregate amount of up to $100,000,000 with an option for the Company to request additional commitments, in a minimum amount of $5,000,000, at one or more times from existing and/or new lenders at their election. The credit facility also provides for the issuance of letters of credit in an aggregate face amount of up to $5,000,000. Availability under the credit agreement will terminate on February 11, 2027, and the credit agreement has a scheduled maturity date of March 31, 2028.

Pursuant to the credit facility, all or significant amounts of our assets are pledged as collateral to secure borrowings thereunder. If we default on our obligations under the facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we intend to operate. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we intend to pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under the credit facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under such facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On April 11, 2025, pursuant to its DRIP, the Company issued 22 shares of its common stock, at a price of $10.71 per share, to stockholders of record as of March 28, 2025 that did not opt out of the DRIP in order to satisfy the reinvestment portion of the Company’s dividends. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Financial Statements – Note 8 – Common Stock – Dividend Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company(1)
3.2	Articles of Amendment of the Company(2)
3.3	Amended and Restated Bylaws of the Company(3)
10.1	WATC Custody Agreement(4)
10.2	WAB Custody Agreement(5)
10.3	Credit Agreement(6)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2025.

CHICAGO ATLANTIC BDC, INC.

By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Geoffroy
Thomas Geoffroy
Interim Chief Financial Officer (Principal Financial Officer)