Form 10-Q
period 2025-09-30
Chicago Atlantic BDC, Inc.
filed 2025-11-13
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 11, 2025, the registrant had 22,820,590 shares of common stock ($0.01 par value per share) outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Chicago Atlantic BDC, Inc.

Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $310,270,261 and $274,346,711, respectively)	$311,393,482	$275,241,398
Cash and cash equivalents	10,462,366	23,932,406
Interest receivable	3,653,641	3,582,610
Prepaid expenses and other assets	1,074,337	321,108
Due from affiliates	669,753	2,361,019
Receivable for investment sold	-	4,122,500
Total assets	$327,253,579	$309,561,041

LIABILITIES
Revolving line of credit	$11,000,000	$-
Distributions payable	7,759,001	-
Income-based incentive fees payable	2,347,474	1,998,945
Management fee payable	1,399,845	758,362
Due to affiliates	985,882	905,129
Professional fees payable	477,094	458,809
Other payables	180,611	46,219
Capital gains incentive fees payable	167,594	121,887
Unearned interest income	15,499	37,752
Transaction fees payable related to the Loan Portfolio Acquisition	-	2,945,125
Offering costs payable	-	989,645
Excise tax payable	-	88,709
Deferred financing costs payable	-	47,881
Total liabilities	$24,333,000	$8,398,463

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,590 and 22,820,386 shares issued and outstanding, respectively	$228,206	$228,204
Additional paid-in-capital	303,154,218	303,272,034
Distributable earnings (Accumulated loss)	(461,845)	(2,337,660)
Total net assets	$302,920,579	$301,162,578
NET ASSET VALUE PER SHARE	$13.27	$13.20

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$13,826,674	$2,686,771		$37,012,196	$8,203,601
Fee income	1,243,929	489,176		3,061,447	813,926
Total investment income	15,070,603	3,175,947		40,073,643	9,017,527

EXPENSES
Income-based incentive fees	2,347,473	-		6,232,387	328,503
Management fee	1,399,845	253,421		4,006,051	745,876
General and administrative expense	1,082,419	-		3,423,679	-
Interest expense	338,515	-		785,156	-
Professional fees	199,939	120,762		691,525	240,898
Legal expenses	103,733	60,200		667,798	200,073
Audit expense	153,750	95,675		497,502	299,225
Other expenses	157,903	107,485		472,042	306,643
Sub-administrator fees	154,939	98,489		441,529	298,132
Capital gains incentive fees	(131,412)	(35,904)		45,707	37,465
Excise tax expense	2,797	31,314		2,797	31,314
Transaction expenses related to the Loan Portfolio Acquisition	-	2,429,993		-	5,069,062
Total expenses	5,809,901	3,161,435		17,266,173	7,557,191
Waiver of General and administrative expense (Note 6)	-	-		(658,477)	-
Expense limitation agreement (Note 6)	(230,419)	-		(1,338,202)	-
Net expenses	5,579,482	3,161,435		15,269,494	7,557,191
NET INVESTMENT INCOME (LOSS)	9,491,121	14,512		24,804,149	1,460,336

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled non-affiliate investments	-	-		-	-
Net realized gain (loss) from investments	-	-		-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled non-affiliate investments	(657,060)	(179,524)		228,534	187,324
Net change in unrealized appreciation (depreciation) on investments	(657,060)	(179,524)		228,534	187,324
Net realized and unrealized gains (losses)	(657,060)	(179,524)		228,534	187,324

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,834,061	$(165,012)		$25,032,683	$1,647,660

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.42	$0.00	(1)	$1.09	$0.23
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.39	$(0.03)		$1.10	$0.27
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,820,568	6,214,965		22,820,454	6,214,952

(1) Represents less than $0.0005 per share

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, June 30, 2025	22,820,408	$228,204	$303,152,264	$(1,536,905)	$301,843,563
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	9,491,121	9,491,121
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(657,060)	(657,060)
Total net increase (decrease) in net assets resulting from operations	-	-	-	8,834,061	8,834,061
Distributions to stockholders from:
Investment income-net	-	-	-	(7,759,001)	(7,759,001)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	182	2	1,954	-	1,956
Total net increase (decrease) in net assets from capital transactions	182	2	1,954	-	1,956
Total increase (decrease) in net assets	182	2	1,954	1,075,060	1,077,016
Balance, September 30, 2025	22,820,590	$228,206	$303,154,218	$(461,845)	$302,920,579

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, June 30, 2024	6,214,964	$62,149	$85,030,784	$(834,860)	$84,258,073
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	14,512	14,512
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(179,524)	(179,524)
Total net increase (decrease) in net assets resulting from operations	-	-	-	(165,012)	(165,012)
Distributions to stockholders from:
Investment income-net	-	-	-	(1,553,741)	(1,553,741)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	31	-	322	-	322
Total net increase (decrease) in net assets from capital transactions	31	-	322	-	322
Total increase (decrease) in net assets	31	-	322	(1,718,753)	(1,718,431)
Balance, September 30, 2024	6,214,995	$62,149	$85,031,106	$(2,553,613)	$82,539,642

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	24,804,149	24,804,149
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	228,534	228,534
Total net increase (decrease) in net assets resulting from operations	-	-	-	25,032,683	25,032,683
Distributions to stockholders from:
Investment income-net	-	-	-	(23,276,871)	(23,276,871)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	204	2	2,187	-	2,189
Total net increase (decrease) in net assets from capital transactions	204	2	2,187	-	2,189
Total increase (decrease) in net assets	204	2	2,187	1,755,812	1,758,001
Effect of permanent adjustments			(120,003)	120,003	-
Balance, September 30, 2025	22,820,590	$228,206	$303,154,218	$(461,845)	$302,920,579

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	1,460,336	1,460,336
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	187,324	187,324
Total net increase (decrease) in net assets resulting from operations	-	-	-	1,647,660	1,647,660
Distributions to stockholders from:
Investment income-net	-	-	-	(4,661,215)	(4,661,215)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	54	-	579	-	579
Total net increase (decrease) in net assets from capital transactions	54	-	579	-	579
Total increase (decrease) in net assets	54	-	579	(3,013,555)	(3,012,976)
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, September 30, 2024	6,214,995	$62,149	$85,031,106	$(2,553,613)	$82,539,642

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25,032,683	$1,647,660
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	(228,534)	(187,324)
Net (accretion of discounts) and amortization of premiums	(2,105,692)	(501,303)
Purchase of investments	(124,909,502)	(5,141,250)
PIK interest capitalized	(1,499,341)	(182,634)
Proceeds from sales of investments and principal repayments	92,590,985	4,344,000
Amortization of deferred financing costs	426,745	-
(Increase) Decrease in operating assets:
Interest receivable	(71,031)	119,417
Receivable for investment sold	4,122,500	-
Due from affiliates	1,691,266	-
Prepaid expenses and other assets	27,742	(64,278)
Other receivable	-	(401,313)
Paydown receivable	-	(21,000)
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	348,529	(1,511,253)
Management fee payable	641,483	(3,700)
Capital gains incentive fees payable	45,707	37,465
Professional fees payable	18,285	(12,784)
Transaction fees payable related to the Loan Portfolio Acquisition	(2,945,125)	4,084,285
Other payables	134,392	10,474
Due to affiliates	80,753	51,142
Excise tax payable	(88,709)	(10,655)
Unearned interest income	(22,253)	42,550
Payable for investments purchased	-	-
Net cash provided by (used in) operating activities	(6,709,117)	2,299,499

Cash flows from financing activities
Offering costs paid	(1,090,931)	(138,933)
Distributions paid	(15,515,682)	(4,660,638)
Financing costs paid	(1,154,310)	-
Proceeds from borrowings on revolving line of credit	11,000,000	-
Net cash provided by (used in) financing activities	(6,760,923)	(4,799,571)

Net increase (decrease) in cash and cash equivalents	(13,470,040)	(2,500,072)
Cash and cash equivalents, beginning of period	23,932,406	32,611,635
Cash and cash equivalents, end of period	$10,462,366	$30,111,563

Supplemental disclosures
Excise taxes paid	$115,357	$-
Non-cash operating, financing and investing activity
Reinvestment of dividend distribution	$2,189	$579
Accrual for deferred financing costs (Note 2)	$1,106,429	$41,061
Accrual for deferred offering costs (Note 2)	$101,286	$1,127,739

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

September 30, 2025

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Investments at Fair Value US Corporate Debt First Lien Senior Secured U.S. Debt Cannabis													(1)(5)(16)
Aeriz Holdings Corp	Delayed Draw Term Loan	13.00%	P	5.75%	0.00%	0.00%	6/30/2025	6/30/2028	9,590	9,590	9,542	3.1%	(9)
Archos Capital Group, LLC	Delayed Draw Term Loan	14.25%	P	5.75%	0.00%	8.50%	10/1/2024	10/30/2025	113	113	113	0.0%	(10)
BeLeaf Medical, LLC	Term Loan	13.00%	P	5.50%	0.00%	7.50%	8/20/2025	8/20/2028	12,892	12,892	12,892	4.3%	(10)(17)
CO Acquisition Vehicle, LLC	Term Loan	20.00%	F	0.00%	20.00%	0.00%	9/30/2025	12/31/2029	15,000	15,000	15,000	5.0%	(9)
Cresco Labs, LLC	Term Loan	12.50%	F	12.50%	0.00%	0.00%	8/13/2025	8/13/2030	7,500	7,208	7,208	2.4%	(10)(17)
Kapple Holdings LLC (Cannabis & Glass)	Delayed Draw Term Loan	14.53%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	2,000	1,983	2,010	0.7%	(11)(17)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	5/3/2026	31,745	31,710	31,745	10.5%	(11)(17)
Elevation Cannabis, LLC	Delayed Draw Term Loan	16.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	12,555	12,336	12,492	4.1%	(10)(17)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2027	13,803	13,780	13,734	4.5%	(12)(17)
FLUENT Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	10,078	9,937	9,876	3.3%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	2,975	2,973	2,975	1.0%	(12)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	12/4/2024	12/3/2027	2,784	2,784	2,812	0.9%	(11)(17)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	14,567	13,898	13,984	4.6%	(9)(17)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2026	4,574	4,549	4,528	1.5%	(11)(17)
Shangri-La Columbia, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	7.50%	6/30/2025	6/30/2028	11,760	11,545	11,584	3.8%	(10)(17)(18)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	5,700	5,700	5,643	1.9%	(9)(17)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.25%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,765	2,733	2,821	0.9%	(10)(17)
TerrAscend Corporation	Term Loan	12.75%	F	12.75%	0.00%	0.00%	7/15/2025	8/1/2028	3,105	2,961	2,961	1.0%	(14)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/18/2025	3/13/2027	2,986	2,986	2,986	1.0%	(10)
Verano Holdings Corp.	Term Loan	13.75%	P	6.50%	0.00%	6.25%	10/27/2024	10/30/2026	42,495	42,483	42,706	14.1%	(10)(17)
Verano Holdings Corp.	Revolver	12.49%	S	8.33%	0.00%	4.00%	9/30/2025	9/29/2028	10,000	10,000	10,000	3.3%	(10)(17)
Wellgreens 2.0, LLC	Term Loan	14.00%	P	6.50%	0.00%	7.50%	7/24/2025	7/31/2029	4,398	4,440	4,440	1.5%	(11)(19)
Total Cannabis										221,601	222,052	73.4%
Finance and Insurance
Hartford Gold Group, LLC	Term Loan	13.98%	S	9.85%	0.00%	1.50%	10/1/2024	1/6/2027	178	164	161	0.1%	(11)
Minden Holdings, LLC	Term Loan	14.50%	P	7.25%	0.00%	0.00%	10/1/2024	5/31/2026	400	400	400	0.1%	(10)(17)
Total Finance and Insurance										564	561	0.2%
Information
AI Software, LLC (d/b/a Capacity)	Delayed Draw Term Loan	16.00%	P	6.50%	2.00%	7.50%	6/13/2025	6/13/2029	5,019	4,618	4,718	1.6%	(10)
Engage3 Holdings, Inc.	Term Loan	14.00%	P	2.50%	4.00%	7.50%	7/22/2025	7/22/2030	6,027	5,698	5,698	1.8%	(11)
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,613	3,473	3,504	1.2%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	1,910	1,837	1,853	0.6%	(9)
Total Information										15,626	15,773	5.2%
Manufacturing
Action Target, Inc.	Delayed Draw Term Loan	12.75%	P	2.75%	1.50%	8.50%	8/29/2025	7/19/2027	2,995	2,995	2,995	1.0%	(11)
Total Manufacturing										2,995	2,995	1.0%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.02%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	11,602	11,547	11,660	3.8%	(10)(17)
Total Public Administration										11,547	11,660	3.8%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	2,200	1,936	1,947	0.6%	(10)
Total Real Estate and Rental and Leasing										1,936	1,947	0.6%
Retail Trade
Aura Home, Inc	Term Loan	10.77%	S	6.50%	0.00%	3.75%	10/1/2024	9/22/2026	3,325	3,325	3,325	1.1%	(9)
Aura Home, Inc	Delayed Draw Term Loan	10.52%	S	6.25%	0.00%	3.75%	4/11/2025	9/22/2026	2,402	2,402	2,390	0.8%	(9)
Aura Home, Inc	Term Loan	10.77%	S	6.50%	0.00%	3.75%	4/11/2025	9/22/2026	519	519	519	0.2%	(9)
Portofino Labs, Inc. (dba Because Market)	Term Loan	12.03%	S	6.25%	1.50%	4.25%	4/30/2025	4/30/2029	5,026	4,985	5,051	1.6%
Total Retail Trade										11,231	11,285	3.7%
Total First Lien Senior Secured U.S. Debt										265,500	266,273	87.9%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

September 30, 2025

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings, Inc.	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,361	3,448	1.1%	(9)
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	8,500	7,944	8,245	2.8%	(9)(14)
Total Cannabis										11,305	11,693	3.9%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,979	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. dba Koalafi	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	5,322	5,297	5,348	1.7%	(12)(17)
Total Finance and Insurance										27,276	27,348	9.0%
Total Senior Secured U.S. Notes										38,581	39,041	12.9%
Second Lien Senior Secured
Cannabis
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	20.25%	P	9.00%	3.50%	7.75%	10/1/2024	8/1/2028	1,466	1,466	1,473	0.5%	(9)
Total Cannabis										1,466	1,473	0.5%
Total Second Lien Senior Secured U.S. Debt										1,466	1,473	0.5%
Total U.S. Corporate Debt										305,547	306,787	101.3%
First Lien Senior Secured Canadian Debt
Information
Tulip.io Inc.	Term Loan	15.00%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,076	3,076	3,061	1.0%	(8)(14)
Total Information										3,076	3,061	1.0%
Total First Lien Senior Secured Canadian Debt										3,076	3,061	1.0%
Total Canadian Corporate Debt										3,076	3,061	1.0%
Total Debt Investments										308,623	309,848	102.3%

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnotes
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-1 Preferred	5/20/2024	358,950	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U .S. Warrants							(6)
Information
AI Software, LLC (d/b/a Capacity)	Warrants	6/13/2025	139,435	431	491	0.2%	(10)
Engage3 Holdings, Inc.	Warrants	7/22/2025	342,439	342	342	0.1%	(11)
Total Information				773	833	0.3%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-3 Warrants	5/20/2024	791,258	97	44	0.0%	(10)
Workbox Holdings, Inc.	A-4 Warrants	5/20/2024	520,814	231	115	0.0%	(10)
Total Real Estate and Rental and Leasing				328	159	0.0%
Retail Trade
Portofino Labs, Inc. (dba Because Market)	Warrants	4/30/2025	-	46	53	0.0%	(11)
Total Retail Trade				46	53	0.0%
Total U.S. Warrants				1,147	1,045	0.3%
Canadian Warrants							(6)
Information
Tulip.io Inc.	Warrants	11/4/2024	-	-	-	0.0%	(8)(14)
Total Information				-	-	0.0%
Total Canadian Warrants				-	-	0.0%
Total Equity Investments				1,647	1,545	0.5%
TOTAL INVESTMENTS				310,270	311,393	102.8%

Footnote Legend

(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the Financial Accounting Standards Board’s Accounting Standards Codification 820, Fair Value Hierarchy.
(2)
Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates ("1M," "3M" or "6M", respectively) as defined in the Credit or Loan Service Agreement. As of September 30, 2025, rates for 1M S, 3M S and 6M S are 4.31%, 4.35%, and 4.37%, respectively. As of September 30, 2025, the P was 7.25%.
(4)
All investments were valued at fair value. See "Note 4 — Fair Value of Financial Instruments" in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.
(6)
Indicates a non-income producing investment. As of September 30, 2025, no debt investments are deemed as non-income producing.
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
(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2025, the aggregate fair value of non-qualifying assets is $14,266,605 or 4.36% of the Company’s total assets.
(15)
The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind ("PIK") interest or dividends.
(16)
Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” nor deemed to “control” a portfolio company.
(17)
Assets are pledged as collateral for the Revolving Line of Credit (as defined below). See "Note 5 - Debt."
(18)
Facility has an all in rate cap of 16.75%
(19)
Facility has a prime rate cap of 9.50%.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company following the accounting and reporting requirements set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies ("ASC 946") and Articles 6 and 12 of Regulation S-X. The financial statements reflect all adjustments and reclassification that, in the opinion of management, are necessary for the fair statement of results of operations and financial condition as of and for the periods presented. The current period’s results of operations are not necessarily indicative of results that may be achieved for the full fiscal year.

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. An investment company’s interests in portfolio companies that are not investment companies are measured at fair value in accordance with ASC 946.

Reclassifications

Certain reclassifications have been made in the presentation of prior year financial statements and accompanying notes to conform to the current period presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of $10.5 million and $23.9 million, respectively, all of which are held with high credit quality financial institutions, which are members of the FDIC.

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

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual status. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of September 30, 2025 and December 31, 2024, there were no investments placed on non-accrual status.

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

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of September 30, 2025 and December 31, 2024, the Company recorded $15,499 and $37,752, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

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

For both the three and nine months ended September 30, 2025 and 2024, the Company accrued $2,797 and $31,314, respectively, of excise taxes. As of September 30, 2025 and December 31, 2024, $0 and $88,709, respectively, of accrued excise taxes remained payable.

During the quarter ended September 30, 2025, the Company determined that it had overpaid its estimated federal excise tax liability for the prior fiscal year by $23,851. This overpayment resulted in a deferred tax asset and is included in prepaid expenses and other assets on the Statements of Assets and Liabilities. The Company has evaluated the realizability of the deferred tax asset and believes it is more likely than not that the benefit will be realized in future periods through either a refund or application against future excise tax liabilities. Accordingly, no valuation allowance has been recorded against this deferred tax asset.

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

Based on the analysis of the Company’s tax position, the Company had no uncertain tax positions that met the recognition or measurement criteria as of September 30, 2025 and December 31, 2024. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of September 30, 2025, the tax years that remain subject to examination by the Internal Revenue Service are from 2022 (commencement of operations) forward.

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

Offering Costs

These costs consist primarily of legal fees and other costs incurred in connection with issuances of the Company’s common stock, including the preparation of the Company’s registration statement, registration fees, transfer agent expenses, and other expenses relating to the offering. Offering costs are capitalized as deferred offering costs and, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, deferred offering costs were $151,284 and $49,998, respectively.

The deferred offering costs were charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the three and nine months ended September 30, 2025, $0 of offering costs were charged to capital. For the year ended December 31, 2024, $1,214,375 of offering costs were charged to capital. As of September 30, 2025 and December 31, 2024, there were $0 and $989,645, respectively, of offering costs that remained payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition

Cumulative transaction expenses related to the Loan Portfolio Acquisition through September 30, 2025 and December 31, 2024 were $6,053,043 and $6,053,043, respectively, and consisted primarily of legal fees and valuation fees.

For the three and nine months ended September 30, 2025, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $0. For the three and nine months ended September 30, 2024, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $2,429,993 and $5,069,062, respectively. As of September 30, 2025 and December 31, 2024, $0 and $2,945,125, respectively, of transaction expenses related to the Loan Portfolio Acquisition remained payable, and are included in transaction fees payable on the Statements of Assets and Liabilities.

Deferred Financing Costs

Deferred financing costs consist of origination expenses incurred in connection with the closing, or anticipated closing, of a credit facility, and include legal, accounting, and other related expenses. These costs are deferred and amortized as interest expense using the straight-line method over the term of the applicable credit facility. In addition to origination expenses, the Company pays an annual upfront fee related to its credit facility. These fees are deferred and amortized as interest expense using the straight-line method over a one-year term. Deferred financing costs are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, deferred financing costs payable were $0 and $47,881, respectively.

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

The following tables summarize the composition of the Company’s portfolio investments by investment type as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$271,676,674	86.9%	$268,576,152	86.5%	$269,334,628	86.5%
Senior Secured Notes	39,321,781	12.6%	38,581,332	12.4%	39,040,890	12.5%
Second Lien Senior Secured Loans	1,465,697	0.5%	1,465,696	0.5%	1,473,025	0.5%
Warrants	-	0.0%	1,147,081	0.4%	1,044,939	0.3%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Total	$312,464,152	100.0%	$310,270,261	100.0%	$311,393,482	100.0%

	As of December 31, 2024
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$242,269,725	87.3%	$239,036,463	87.1%	$239,860,206	87.1%
Senior Secured Notes	35,147,669	12.7%	34,567,422	12.6%	34,656,192	12.6%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Warrants	-	0.0%	242,826	0.1%	225,000	0.1%
Total	$277,417,394	100.0%	$274,346,711	100.0%	$275,241,398	100.0%

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$96,968,593	$95,363,231	$95,727,796	3.0 years
Floating-rate debt (SOFR)	35,052,066	34,924,985	35,116,259	2.0 years
Floating-rate debt (PRIME)	180,443,493	178,334,964	179,004,488	1.7 years
Total Debt Instruments	$312,464,152	$308,623,180	$309,848,543

	As of December 31, 2024
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$56,819,862	$55,954,923	$56,158,027	2.6 years
Floating-rate debt (SOFR)	15,543,708	15,134,388	15,209,230	1.5 years
Floating-rate debt (PRIME)	205,053,824	202,514,574	203,149,141	1.8 years
Total Debt Instruments	$277,417,394	$273,603,885	$274,516,398

The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industry. The Company uses the North American Industry Classification System ("NAICS") for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry. The following tables summarize the composition of the Company’s portfolio investments by industry as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$234,372,073	75.5%	$235,218,000	75.5%
Finance and Insurance	27,839,521	9.0%	27,909,690	9.0%
Information	19,474,988	6.3%	19,667,570	6.3%
Public Administration	11,547,379	3.7%	11,659,571	3.7%
Retail Trade	11,277,093	3.6%	11,337,888	3.6%
Manufacturing	2,994,731	1.0%	2,994,731	1.0%
Real Estate and Rental and Leasing	2,764,476	0.9%	2,606,032	0.9%
Total	$310,270,261	100.0%	$311,393,482	100.0%

	As of December 31, 2024
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$210,144,841	76.6%	$211,007,307	76.7%
Finance and Insurance	30,866,942	11.3%	30,907,369	11.2%
Information	14,873,810	5.4%	14,754,624	5.4%
Public Administration	10,273,444	3.7%	10,322,928	3.8%
Retail Trade	3,285,390	1.2%	3,275,125	1.2%
Health Care and Social Assistance	2,753,852	1.0%	2,796,946	1.0%
Real Estate and Rental and Leasing	2,148,432	0.8%	2,177,099	0.7%
Total	$274,346,711	100.0%	$275,241,398	100.0%

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

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$122,055,582	39.3%	$122,676,344	39.4%
Northeast	68,514,604	22.1%	68,926,063	22.1%
West	59,696,233	19.2%	59,835,851	19.2%
Southeast	31,987,492	10.3%	31,933,619	10.3%
Southwest	21,979,366	7.1%	22,000,000	7.1%
International:
Canada	6,036,984	2.0%	6,021,605	1.9%
Total	$310,270,261	100%	$311,393,482	100.0%

	As of December 31, 2024
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$88,999,405	32.4%	$89,624,122	32.6%
West	86,686,279	31.6%	86,660,218	31.5%
Northeast	52,963,212	19.3%	53,223,047	19.3%
Southwest	21,980,052	8.0%	22,000,000	8.0%
Southeast	20,703,496	7.6%	20,749,887	7.5%
International:
Canada	3,014,267	1.1%	2,984,124	1.1%
Total	$274,346,711	100.0%	$275,241,398	100.0%

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

As of September 30, 2025 and December 31, 2024, we had three portfolio companies that represented 34.2% and 45.1%, respectively, of the fair values of our portfolio. As of September 30, 2025 and December 31, 2024, our largest portfolio company represented 16.9% and 18.9%, respectively, of the total fair values of our investments in portfolio companies.

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of September 30, 2025 and December 31, 2024, the Company’s portfolio investments consisted primarily of investments in senior secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at September 30, 2025 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$269,334,628	$269,334,628
Senior Secured Notes	-	-	39,040,890	39,040,890
Second Lien Senior Secured Loans	-	-	1,473,025	1,473,025
Warrants	-	-	1,044,939	1,044,939
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$311,393,482	$311,393,482

	Fair Value Measurements at December 31, 2024 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$239,860,206	$239,860,206
Senior Secured Notes	-	-	34,656,192	34,656,192
Preferred Stock	-	-	500,000	500,000
Warrants	-	-	225,000	225,000
Total	$-	$-	$275,241,398	$275,241,398

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2025 and December 31, 2024. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over the U.S. Prime Rate ("PRIME"), Secured Overnight Financing Rate ("SOFR") and/or U.S. Treasury Rates, as applicable, for senior secured first lien term loans, as of September 30, 2025 and December 31, 2024.

Investment Type	Fair Value as of September 30, 2025	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$208,140,610	Discounted Cash Flow	Discount Rate	8.40% - 29.63%	13.00%
First Lien Senior Secured Loans	61,194,018	Recent Transaction	N/A	N/A	N/A
Senior Secured Notes	39,040,890	Discounted Cash Flow	Discount Rate	6.37% - 18.23%	11.08%
Second Lien Senior Secured Loans	1,473,025	Discounted Cash Flow	Discount Rate	18.64% - 20.64%	19.64%
Preferred Stock	500,000	Market Approach	Current Value	2.25x	2.25x
Warrants	885,939	Recent Transaction	N/A	N/A	N/A
Warrants	159,000	Option Pricing Model	Volatility Factor	58.70%	58.70%
Total	$311,393,482

Investment Type	Fair Value as of December 31, 2024	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$239,860,206	Discounted Cash Flow	Discount Rate	9.10% - 28.60%	13.38%
Senior Secured Notes	34,656,192	Discounted Cash Flow	Discount Rate	7.40% - 17.20%	11.53%
Preferred Stock	500,000	Market Approach	Current Value	2.5x	2.5x
Warrants	225,000	Option Pricing Model	Volatility Factor	47.20%	47.20%
Total	$275,241,398

(1)
The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2025 and 2024:

	First Lien Senior Secured Loans	Senior Secured Notes	Second Lien Senior Secured Loans	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2024	$239,860,206	$34,656,192	$-	$500,000	$225,000	$275,241,398
Purchases	120,405,247	3,600,000	-	-	904,255	124,909,502
Accretion of discount and fees (amortization of premium), net	1,857,239	239,798	8,655	-	-	2,105,692
PIK interest	1,311,017	174,112	14,212	-	-	1,499,341
Proceeds from sales of investments and principal repayments	(91,045,553)	-	(1,545,432)	-	-	(92,590,985)
Net realized gain (loss) on investments	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(26,642)	370,788	(31,296)	-	(84,316)	228,534
Transfers between investment types	(3,026,886)	-	3,026,886	-	-	-
Balance as of September 30, 2025	$269,334,628	$39,040,890	$1,473,025	$500,000	$1,044,939	$311,393,482

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2025	$(202,733)	$370,787	$(37,400)	$-	$(84,316)	$46,338

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2023	46,006,000	$8,114,000	-	-	$54,120,000
Purchases	1,082,174	3,316,250	500,000	242,826	5,141,250
Accretion of discount and fees (amortization of premium), net	316,057	185,246	-	-	501,303
PIK interest	182,634	-	-	-	182,634
Proceeds from sales of investments and principal repayments	(4,344,000)	-	-	-	(4,344,000)
Net realized gain (loss) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	127,135	127,015	-	(66,826)	187,324
Balance as of September 30, 2024	$43,370,000	$11,742,511	$500,000	$176,000	$55,788,511

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2024	$127,135	$127,015	$-	$(66,826)	$187,324

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

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term SOFR plus 3.00%, subject to a minimum interest rate of 6.00%. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. For the three and nine months ended September 30, 2025, the company recorded $125,465 and $318,243, respectively, of commitment fees which are included in interest expense on the Statements of Operations. The Company will also be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

The Company incurred $1,154,310 of financing costs in connection with the origination of the Revolving Line of Credit. As of September 30, 2025, the balance of $727,566 of deferred financing costs was included in prepaid expenses and other assets on the Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, $177,966 and $426,745 respectively, of such costs were amortized and included in interest expense on the Statements of Operations.

As of September 30, 2025, the Company had $11,000,000 in outstanding borrowings and $89,000,000 available under the Revolving Line of Credit. Additionally, as of September 30, 2025, $192.5 million of loans held for investment, at principal, were pledged as collateral in the borrowing base of the Revolving Loan.

The fair value of the Revolving Line of Credit is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

The following table presents the components of interest expense for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Commitment fee	$125,465	$-	$318,243	-
Amortization of deferred financing costs	177,966	-	426,745	-
Interest expense	35,084	-	40,168	-
Total interest expense	$338,515	$-	$785,156	-
Average interest rate	7.33%	-	7.33%	-
Average daily borrowings	$1,875,000	$-	$723,443	-

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

The management fee is payable quarterly in arrears. For the three months ended September 30, 2025 and 2024, the Company incurred management fee expenses of $1,399,845 and $253,421, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred management fee expenses of $4,006,051 and $745,876, respectively. As of September 30, 2025 and December 31, 2024, $1,399,845 and $758,362, respectively, remained payable.

For the three months ended September 30, 2025 and 2024, the Company incurred income-based incentive fee expenses of $2,347,473 and $0, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred income-based incentive fee expenses of $6,232,387 and $328,503, respectively. As of September 30, 2025 and December 31, 2024, $2,347,474 and $1,998,945, respectively, remained payable.

For the three months ended September 30, 2025 and 2024, the Company incurred capital gains incentive fee expenses of $(131,412) and $(35,904), respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred capital gains incentive fee expenses of $45,707 and $37,465, respectively. As of September 30, 2025 and December 31, 2024, $167,594 and $121,887, respectively, remained payable.

Expexnse Limitation Agreement

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

For the three months ended September 30, 2025 and 2024, $230,419 and $0, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement. For the nine months ended September 30, 2025 and 2024 $1,338,202 and $0, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement.

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

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Affiliate Payments
Income-based incentive fees	$2,347,473	$-	$6,232,387	$328,503
Management fee	1,399,845	253,421	4,006,051	745,876
Capital gains incentive fees	(131,412)	(35,904)	45,707	37,465
Total management and incentive fees earned	3,615,906	217,517	10,284,145	1,111,844
General and administrative expenses	1,082,419	-	3,423,679	-
Expense limitation agreement	(230,419)	-	(1,338,202)	-
General and administrative expenses waiver	-	-	(658,477)	-
General and administrative expenses reimbursable to the Adviser	852,000	-	1,427,000	-
Total affiliate payments	$4,467,906	$217,517	$11,711,145	$1,111,844

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024. Due to affiliates as of September 30, 2025 was $985,882, of which $852,000 and $133,882, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively. Total amounts payable to the Adviser and its affiliates as of December 31, 2024 were $905,129, of which $820,797 and $84,332, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively.

For the three and nine months ended September 30, 2025, the Adviser voluntarily and irrevocably waived approximately $0 and $658,477, respectively, of general and administrative expenses incurred by the Adviser that would have otherwise been reimbursed and payable by the Company. The expenses waived for the three and nine months ended September 30, 2025 are not subject to recoupment by the Adviser or future reimbursement by the Company. There were no waived expenses for the three and nine months ended September 30, 2024.

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

Interest and principal payments from our portfolio companies which were received by the Loan Administrator prior to September 30, 2025, but which were not remitted to the Company until after September 30, 2025, are included in due from affiliates on the Statements of Assets and Liabilities. As of September 30, 2025, the due from affiliates balance of $669,753 consists of $221,696 and $448,057 in interest and principal payments receivable, respectively. The amounts due from affiliates as of September 30, 2025 were collected in October 2025.

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

Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of September 30, 2025 and December 31, 2024, $258,783,889 and $272,816,695, respectively, of the Company’s investments were co-investments with affiliates of the Company.

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

During the nine months ended September 30, 2025 and 2024, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 8 – Common Stock” for further details on the Company’s dividend reinvestment plan and the distributions declared.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments on existing loans:

	As of September 30, 2025	As of December 31, 2024
Unfunded delayed draw loan commitments	$18,285,715	$1,250,000
Undrawn revolver commitments	8,333,333	-
Total unfunded commitments	$26,619,048	$1,250,000

The Company did not have any other off-balance sheet commitments or liabilities as of September 30, 2025 or December 31, 2024. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents) and maintains adequate liquidity to fund its unfunded commitments through these sources.

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 8 — COMMON STOCK

As of September 30, 2025, 100,000,000 shares of $0.01 par value common stock were authorized.

Loan Portfolio Acquisition

On October 1, 2024, the Company completed its previously announced the Loan Portfolio Acquisition, pursuant to the Loan Portfolio Acquisition Agreement. In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. Upon the closing of the Loan Portfolio Acquisition, there were 22,820,367 shares of the Company’s common stock outstanding.

Distributions

The following table summarizes distributions declared by the Company during the nine months ended September 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001

The following table summarizes distributions declared and paid by the Company during the nine months ended September 30, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741

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

During the nine months ended September 30, 2025, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	22
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	182

During the nine months ended September 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	31

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

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in net assets resulting from operations	$8,834,061	$(165,012)	$25,032,683	$1,647,660
Weighted Average Shares Outstanding - basic and diluted	22,820,568	6,214,965	22,820,454	6,214,952
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.39	$(0.03)	$1.10	$0.27

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income (loss) and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes. The Company had not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2025 and December 31, 2024. In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

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

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the six months ended September 30, 2025 and the tax year ended March 31, 2025, were as follows:

	For the tax period from April 1, 2025 through September 30, 2025	For the tax year from April 1, 2024 through March 31, 2025
Ordinary income	$15,517,940	$18,625,335
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$15,517,940	$18,625,335

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Tax cost of investments and cash equivalents	324,803,488	$307,394,719
Unrealized appreciation	1,553,354	1,286,665
Unrealized depreciation	(4,500,995)	(4,496,904)
Net unrealized appreciation (depreciation) from investments and cash equivalents	(2,947,641)	$(3,210,239)

NOTE 12 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025		September 30, 2024
Per share data:
Net asset value at beginning of period	$13.20		$13.77
Net investment income (loss) (1)	1.09		0.23
Net realized and unrealized gains/(losses) on investments (1)	-	(5)	0.03
Net increase/(decrease) in net assets resulting from operations (1)	1.09		0.26
Distributions from net investment income (loss) (2)	(1.02)		(0.75)
Net asset value at end of period	$13.27		$13.28
Net assets at end of period	$302,920,579		$82,539,642
Shares outstanding at end of period	22,820,590		6,214,995
Weighted average net assets	$301,347,821		$84,768,322

Per share market value at end of period	$10.50		$10.64
Total return based on market value (3)	(8.31)%		35.15%
Total return based on net asset value (3)	7.01%		3.39%

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets (4)	8.23%		1.72%
Ratio of expenses to average net assets (3)	5.73%		8.92%
Ratio of waived expenses to average net assets(4)	(0.66)%		-
Ratio of net expenses to average net assets(4)	5.07%		-
Portfolio turnover (4)	31.30%		7.96%

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
Represents less than $0.005 per Share.

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

On November 11, 2025, the Board approved a cash dividend of $0.34 per share. The dividend is payable on January 15, 2026 to stockholders of record on December 31, 2025.

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $609.7 million of potential investments in varying stages of underwriting.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2025, our investment portfolio had an aggregate fair value of approximately $311.4 million and was comprised of approximately $269.3 million in first lien, senior secured loans, approximately $39.0 million in senior secured notes, approximately $1.5 million in second lien, senior secured loans, and approximately $1.5 million in equity securities across thirty-seven portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $275.2 million and was comprised of approximately $239.9 million in first lien, senior secured loans, approximately $34.7 million in senior secured notes and $0.7 million in equity securities across twenty-eight portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of September 30, 2025 and December 31, 2024 are shown in the following tables.

	As of September 30, 2025
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	86.5%	86.5%
Senior Secured Notes	12.4%	12.5%
Second Lien Senior Secured Loans	0.5%	0.5%
Warrants	0.4%	0.3%
Preferred Stock	0.2%	0.2%
Total	100.0%	100.0%

	As of December 31, 2024
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.1%	87.1%
Senior Secured Notes	12.6%	12.6%
Preferred Stock	0.2%	0.2%
Warrants	0.1%	0.1%
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of September 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the headquarters of the portfolio company.

Geographic regions are defined as: West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states of ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states of PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	As of September 30, 2025
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	39.3%	39.4%
West	19.2%	19.2%
Northeast	22.1%	22.1%
Southeast	10.3%	10.3%
Southwest	7.1%	7.1%
International:
Canada	2.0%	1.9%
Total	100.0%	100.0%

	As of December 31, 2024
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	32.4%	32.6%
West	31.6%	31.5%
Northeast	19.3%	19.3%
Southwest	8.0%	8.0%
Southeast	7.6%	7.5%
International:
Canada	1.1%	1.1%
Total	100.0%	100.0%

The tables below present the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
Industry(1)	Amortized Cost	Fair Value
Cannabis	75.5%	75.5%
Finance and Insurance	9.0%	9.0%
Public Administration	3.7%	3.7%
Information	6.3%	6.3%
Retail Trade	3.6%	3.6%
Real Estate and Rental and Leasing	0.9%	0.9%
Manufacturing	1.0%	1.0%
Total	100.0%	100.0%

	As of December 31, 2024
Industry(1)	Amortized Cost	Fair Value
Cannabis	76.6%	76.7%
Finance and Insurance	11.3%	11.2%
Information	5.4%	5.4%
Public Administration	3.7%	3.8%
Retail Trade	1.2%	1.2%
Health Care and Social Assistance	1.0%	1.0%
Real Estate and Rental and Leasing	0.8%	0.7%
Total	100.0%	100.0%

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

As of September 30, 2025 and December 31, 2024, we had three portfolio companies that represented 34.2% and 45.1% respectively, of our investments, at fair value. As of September 30, 2025 and December 31, 2024, our largest portfolio company represented 16.9% and 18.9%, respectively, of our investments, at fair value.

Investment Activity

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning Portfolio, at fair value	$275,241,398	$54,120,000
Purchases	124,909,502	5,141,250
Accretion of discount and fees (amortization of premium), net	2,105,692	501,303
PIK interest	1,499,341	182,634
Proceeds from sales of investments and principal repayments	(92,590,985)	(4,344,000)
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	228,534	187,324
Ending Portfolio, at fair value	$311,393,482	$55,788,511

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	308,787,450	99.2%
3	2,606,032	0.8%
4	-	0.0%
5	-	0.0%
Total	$311,393,482	100.0%

	As of December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	275,241,398	100.0%
3	-	0.0%
4	-	0.0%
5	-	0.0%
Total	$275,241,398	100.0%

Debt Investments on Non-Accrual Status

As of September 30, 2025 and December 31, 2024, there were no loans in our portfolio placed on non-accrual status.

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

As of September 30, 2025, the Company had $11,000,000 in outstanding borrowings and $89,000,000 available under the Revolving Line of Credit. Additionally, as of September 30, 2025, $192.5 million of loans held for investment, at principal, were pledged as collateral in the borrowing base of the Revolving Loan.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and nine months ended September 30, 2025 and 2024.

On October 1, 2024, the Company completed the Loan Portfolio Acquisition and acquired a portfolio of loans with a fair value of $219.6 million. Following the Loan Portfolio Acquisition, the fair value of the Company’s investment portfolio grew from $55.8 million as of September 30, 2024, to $311.4 million as of September 30, 2025. The 458% growth in the fair value of our investment portfolio resulting from the Loan Portfolio Acquisition is the main driver for the changes in investment income, operating expenses, net investment income and change in unrealized appreciation (depreciation) for the three months and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

Investment Income

The following table sets forth the components of investment income for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest income	$12,402,672	$2,465,150	$33,202,422	$7,519,664
Accretion of discount and fees (amortization of premium), net	889,590	152,124	2,105,692	501,303
PIK	534,412	69,497	1,704,082	182,634
Total interest income	13,826,674	2,686,771	37,012,196	8,203,601
Fee income	1,243,929	489,176	3,061,447	813,926
Total investment income	$15,070,603	$3,175,947	$40,073,643	$9,017,527

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

For the three and nine months ended September 30, 2025, total investment income was approximately $15.1 million and $40.1 million, respectively, which was attributable to approximately $1.2 million and $3.1 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and approximately $13.8 million and $37.0 million of interest income, respectively. Approximately $1.9 million of prepayment premiums were included in interest income for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, total investment income was approximately $3.2 million and $9.0 million, respectively, which was attributable to approximately $0.5 million and $0.8 million of fee income related to commitment fees, advisory fees, and administrative fees and approximately $2.7 million and $8.2 million of interest income, respectively. Approximately $0.1 million of prepayment premiums were included in interest income for the three and nine months ended September 30, 2024.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2025 and 2024 are presented below:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Income-based incentive fees	$6,232,387	$328,503	$5,903,884	1797.2%
Management fee	4,006,051	745,876	3,260,175	437.1%
General and administrative expense	3,423,679	-	3,423,679	100.0%
Interest expense	785,156	-	785,156	100.0%
Professional fees	691,525	240,898	450,627	187.1%
Legal expenses	667,798	200,073	467,725	233.8%
Audit expense	497,502	299,225	198,277	66.3%
Other expenses	472,042	306,643	165,399	53.9%
Sub-administrator fees	441,529	298,132	143,397	48.1%
Capital gains incentive fees	45,707	37,465	8,242	22.0%
Excise tax expense	2,797	31,314	(28,517)	-91.1%
Transaction expenses related to the Loan Portfolio Acquisition	-	5,069,062	(5,069,062)	-100.0%
Total operating expenses	17,266,173	7,557,191	9,708,982	128.5%
Waiver of General and administrative expense (Note 6)	(658,477)	-	(658,477)	-100.0%
Expense limitation agreement (Note 6)	(1,338,202)	-	(1,338,202)	-100.0%
Net operating expenses	$15,269,494	$7,557,191	$7,712,303	102.1%

Net Investment Income

Net investment income was approximately $9.5 million and $24.8 million for the three and nine months ended September 30, 2025, respectively, as compared to approximately $15 thousand and $1.5 million for the three and nine months ended September 30, 2024, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no net realized gains or losses from investments during the three and nine months ended September 30, 2025 and 2024.

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

Net change in unrealized appreciation (depreciation) from investments for the three and nine months ended September 30, 2025 and 2024 is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross unrealized appreciation	$579,668	$101,825	$1,198,129	$282,329
Gross unrealized depreciation	(1,236,728)	(281,349)	(969,595)	(95,005)
Total net change in unrealized appreciation (depreciation) from investments	$(657,060)	$(179,524)	$228,534	$187,324

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
AI Software, LLC (d/b/a Capacity)	$101,271	$-	$101,271	$-
AI Software, LLC (d/b/a Capacity) - Warrants	59,649	-	59,649	-
Aeriz Holdings Corp	-		53,418
Aeriz Holdings Corp (Maturity: 6/30/2028)	(47,949)	-	(47,949)	-
Archos Capital Group, LLC	(203)	-	52	-
Ascend Wellness	25,742	-	110,167	-
Aura Home, Inc	(12,441)	-	10,266	-
Aura Home, Inc - Term DDTL B	(12,013)	-	(12,013)	-
Cannabis & Glass (Kapple Holdings LLC)	8,489	-	26,929	-
Curaleaf Holdings, Inc.	(21,189)	50,692	190,398	45,173
Deep Roots Harvest, Inc.	(797,813)	-	25,000	-
Dreamfields Brands, Inc. (d/b/a Jeeter)	(14,913)	(8,223)	(51,633)	(25,429)
Elevation Cannabis, LLC	4,479	-	(107,706)	-
Flowery - Bill's Nursery, Inc.	(73,642)	-	(107,222)	-
Fluent Corp. (f/k/a Consortium)	(61,938)	-	(60,489)	-
HA-MD, LLC	(637)	-	(2,090)	-
Hartford Gold Group, LLC: (Maturity: 1/6/2027)	4,552	-	(25,452)	-
Hartford Gold Group, LLC: (Maturity: 12/17/2025)	-	-	(12,063)	-
Kaleafa, Inc.	(479)	-	27,840	-
Minden Holdings, LLC	(516)	-	(2,966)	-
Nova Farms, LLC	(43,819)	-	(151,251)	-
Oasis - AZ GOAT AZ LLC	11,456	-	(16,721)	-
PharmaCann, Inc.	-	40,560	-	81,842
Portofino Labs, Inc. (dba Because Market)	66,058	-	66,058	-
Portofino Labs, Inc. (dba Because Market) - Warrants	6,750	-	6,750	-
Proper Holdings, LLC	(1,587)	-	(3,130)	-
Protect Animals With Satellites LLC (Halo Collar): Term Loan	2,632	-	40,614	-
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	1,279	-	22,511	-
Remedy - Maryland Wellness, LLC	(31,296)	-	(37,400)	-
RTCP, LLC	(1,731)	-	686	-
Shangri-La Columbia, LLC	39,061	-	39,061	-
Silver Therapeutics, Inc.	30,300	-	(57,000)	-
Simspace Corporation	-	-	72,959	-
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	129,965	(134,430)	118,971	(2,750)
Subsero Holdings - Illinois, Inc	30,122	-	78,523	-
Sunny Days Enterprises, LLC	-	-	(43,094)	-
TheraTrue, Inc.	14,928	-	-	-
Tulip.io Inc.	(15,381)	-	14,763	-
Verano Holdings Corp.	(49,621)	(33,696)	(44,305)	13,915
West Creek Financial Holdings, Inc. dba Koalafi	(2,540)	-	69,536	-
Workbox Holdings Inc.	(20,020)	10,573	(36,396)	141,399
Workbox Holdings Inc.: A-3 Warrants	(7,000)	(41,000)	(47,000)	(25,785)
Workbox Holdings Inc.:A-4 Warrants	(20,000)	(64,000)	(103,715)	(41,041)
Youth Opportunity Investments, LLC	42,935	-	62,707	-
Total net change in unrealized appreciation (depreciation) from investments	(657,060)	(179,524)	228,534	187,324

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the offerings of our securities, borrowing under our Revolving Line of Credit, as well as cash flows from operating activities, including proceeds from sales of investments and principal repayments, and interest and fee income earned on investments. The primary uses of our cash includes (i) investments in portfolio companies, (ii) payment of operating expenses, and (iii) dividend payments to holders of our common stock who opt out of the Company’s dividend reinvestment plan (the “DRIP”). We have used, and expect to continue to use, our borrowings, including our Revolving Line of Credit, as well as proceeds from investment income and the turnover of our portfolio, to finance our investment objectives and activities.

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

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $10.5 million and $23.9 million, respectively. During the nine months ended September 30, 2025, we experienced a net decrease in cash and cash equivalents of approximately $13.5 million. During the period, cash used in operating activities was $6.7 million, primarily driven by the purchase of investments of $124.9 million, partially offset by proceeds from sales of investments and principal repayments of portfolio investments of $92.6 million and net investment income of $25 million. Cash used in financing activities was $6.8 million, primarily driven by distributions paid of $15.5 million, financing costs paid of $1.2 million, and offering costs paid of $1.1 million, offset by proceeds from borrowings on revolving line of credit of $11 million.

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

All of our investments as of September 30, 2025 and December 31, 2024 were categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On November 12, 2025, the last reported closing sales price of our common stock on the Nasdaq Global Market was $10.04 per share, which represented a discount of approximately 24.34% to our net asset value per share of $13.27 as of September 30, 2025.

		Price Range		High Sales Price Premium (Discount) to	Low Sales Price Premium (Discount) to	Cash
Class and Period	Net Asset Value(1)	High	Low	Net Asset Value(2)	Net Asset Value(2)	Dividend Per Share(3)
Year Ended December 31, 2025
Fourth Quarter (Through November 12, 2025)	*	10.67	10.03	*	*	*
Third Quarter	$13.27	$11.12	$10.12	-16.2%	-23.7%	$0.34
Second Quarter	$13.23	$11.11	$9.71	-16.0%	-26.6%	$0.34
First Quarter	$13.19	$12.56	$10.92	-4.8%	-17.2%	$0.34
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.7%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	0.70(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	0.63(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

Holders

As of November 11, 2025, there were approximately 198 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and/or paid by the Company from inception through September 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001

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

During the nine months ended September 30, 2025, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	22
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	182

During the nine months ended September 30, 2024, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	8
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	15
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	31

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2025 or the fiscal year ended December 31, 2024.

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

As of September 30, 2025, 69.0% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 31.0% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2024, 79.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 20.5% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Assets and Liabilities as of September 30, 2025,the following table shows the annualized impact on net investment income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors/ceilings for floating rate instruments) and hypothetical changes in the SOFR on our Revolving line of credit, assuming that there is no change in our investment and borrowing structure (in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$5,682	$330	$5,352
Up 200 basis points	3,540	220	3,320
Up 100 basis points	1,493	110	1,383
Down 100 basis points	(622)	(110)	(512)
Down 200 basis points	(724)	(128)	(596)
Down 300 basis points	(824)	(128)	(696)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On July 11, 2025, pursuant to its DRIP, the Company issued 182 shares of its common stock, at a price of $10.71 per share, to stockholders of record as of June 27, 2025 that did not opt out of the DRIP in order to satisfy the reinvestment portion of the Company’s dividends. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Financial Statements – Note 8 – Common Stock – Dividend Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2025.

CHICAGO ATLANTIC BDC, INC.

By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Geoffroy
Thomas Geoffroy
Interim Chief Financial Officer (Principal Financial Officer)