Form 10-K
period 2025-12-31
Chicago Atlantic BDC, Inc.
filed 2026-03-19
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40564

Chicago Atlantic BDC, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	86-2872887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Madison Avenue,Suite 1800 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 625-9295

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LIEN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2025, the aggregate market value of the common stock ($0.01 par value per share) of the registrant held by non-affiliates of the registrant was approximately $207,788,142, based on the closing sale price on the Nasdaq Global Market on that date of $10.35 per share.

As of March 18, 2026, the registrant had 22,820,590 shares of common stock ($0.01 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•
uncertainties related to the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services, which could impact our business prospects and the prospects of our portfolio companies;
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
•
the timing of cash flows, if any, from the operations of our portfolio companies; and
•
the ability to realize benefits anticipated by the previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC of a portfolio of loans in exchange for newly issued shares of the Company’s common stock;

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

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies; and
•
other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the U.S. Securities and Exchange Commission in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended.

CHICAGO ATLANTIC BDC, INC.

PART I

Except where the context suggests otherwise, the terms “we,” “us,” “our,” “the Company,” and “LIEN” refer to Chicago Atlantic BDC, Inc. In addition, the terms “Adviser,” “investment adviser” and “administrator” refer to Chicago Atlantic BDC Advisers, LLC, our external investment adviser and administrator.

Item 1. Business.

Organization

Chicago Atlantic BDC, Inc., incorporated in Maryland on January 25, 2021, is structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually to be treated, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended March 31, 2022. See “—Material U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” Also, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and intend to take advantage of certain exemptions for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act").

On February 8, 2022, we completed our initial public offering (“IPO”) and commenced operations.

On February 4, 2022, our common stock began trading on the Nasdaq Global Market ("NASDAQ").

On October 1, 2024, the Company completed its previously announced acquisition from Chicago Atlantic Loan Portfolio, LLC (“CALP”) of a portfolio of loans (the “Loan Portfolio”) in exchange for newly issued shares of the Company’s common stock (the “Loan Portfolio Acquisition”), pursuant to the Purchase Agreement, dated as of February 18, 2024, between the Company and CALP (the “Loan Portfolio Acquisition Agreement”). In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. See “Note 14 – Loan Portfolio Acquisition” in the notes to the financial statements included with this annual report on Form 10-K for further information regarding the Loan Portfolio Acquisition.

On October 1, 2024, the Adviser and Chicago Atlantic BDC Holdings, LLC (together with its affiliates, “Chicago Atlantic”), the investment adviser of CALP, consummated a previously announced transaction pursuant to which a joint venture between Chicago Atlantic and the Adviser has been created to combine and jointly operate the Adviser’s, and a portion of Chicago Atlantic’s, investment management businesses (the “Joint Venture”). As the Joint Venture caused the automatic termination of the prior investment advisory agreement between the Company and the Adviser, a new investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), which was approved by the Company's Board of Directors (the "Board"), upon the recommendation of its special committee, and the Company’s stockholders, took effect upon the closing of the Joint Venture. The Investment Advisory Agreement has the same base management and incentive fee as, and otherwise does not materially differ from, the prior investment advisory agreement.

On October 2, 2024, in connection with the Loan Portfolio Acquisition and the Joint Venture, the Company was renamed “Chicago Atlantic BDC, Inc.,” and its NASDAQ ticker symbol was changed to “LIEN,” and the Adviser was renamed “Chicago Atlantic BDC Advisers, LLC.”

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $732 million of potential investments in varying stages of underwriting.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

The Adviser and Administrator – Chicago Atlantic BDC Advisers, LLC

Chicago Atlantic BDC Advisers, LLC serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). See “—Investment Advisory Agreement.” The Adviser also serves as our Administrator pursuant to an administration agreement (the “Administration Agreement”) between us and the Adviser. See “—Administration Agreement.” The Adviser is a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Chicago Atlantic and part of Chicago Atlantic’s credit platform, which focuses on direct lending.

The Adviser’s investment team (the “Investment Team”) is led by Andreas Bodmeier, Scott Gordon, Umesh Mahajan, John Mazarakis and Peter Sack, and is supported by certain members of the Adviser’s senior leadership team and Chicago Atlantic’s credit platform’s investment committees. The Investment Team sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of our Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

As of December 31, 2025, Chicago Atlantic managed approximately $2.3 billion capital under management (total committed investor capital, total available leverage including undrawn capital, and capital invested by co-investors and managed by the firm). Chicago Atlantic is an alternative investment manager focused on industries and companies where demand for capital exceeds traditional supply. Chicago Atlantic’s investment strategies include opportunistic

CHICAGO ATLANTIC BDC, INC.

private credit and equity with a focus on loans to esoteric industries, specialty asset-based loans, liquidity solutions and growth and technology finance. We refer to the Company, Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), and the private funds and separately managed accounts managed by Chicago Atlantic as the “Chicago Atlantic Credit Clients.”

The Chicago Atlantic Credit Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, Chicago Atlantic has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See “—Material Conflicts of Interest.”

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

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement,c structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors - Risks Relating to Conflicts of Interest – Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”

Cannabis Market Overview

The cannabis industry has experienced significant growth over the last several years. Canada legalized cannabis for adult use in 2018, and forty two states and several territories, have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical or recreational purposes. The cannabis industry is still in the early stages of its development and should continue to achieve significant growth both domestically and internationally over the coming years. 2025 estimated U.S. state-legal cannabis retail sales reached $35 billion, and are expected to reach approximately $69 billion by 2031.1 We believe continued legalization of cannabis and the normalization of cannabis and its many uses - therapeutic, recreational and general health and wellness, are creating an attractive opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry.

The transition of cannabis and derivative products to a regulated and legal marketplace has been happening at a rapid pace over recent years, with full legalization in Canada and legislative momentum continuing to expand the U.S. market. There have been hundreds of businesses launched across various sub-sectors of the cannabis industry, many of which have raised significant amounts of capital, mainly from retail and family office investors, in both public and private markets. In addition, large multinational alcohol and tobacco companies have made strategic investments into the Canadian cannabis sector to diversify their core business while protecting against potential market share loss to cannabis.

CHICAGO ATLANTIC BDC, INC.

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

The cannabis industry entered 2025, as in past years, with optimism for partial federal reform driven by a legislative process, but these hopes quickly faded over the first few months of the year as progress seemed to stall among congressional leaders. There were also high hopes for rescheduling cannabis from Schedule I to Schedule III of the Controlled Substances Act ("CSA"), but progress was non-existent for most the year. That all changed in December of 2025, when president Donald Trump signed an executive order to direct the attorney general to expedite completion of reclassifying cannabis from Schedule I to Schedule III. This represents the most significant federal shift in cannabis policy since the War on Drugs began.

1 Source: MJBiz Factbook 2025 Q1 Update.

We expect overall capital markets activity to pick up incrementally as the industry awaits rescheduling completion. Regardless of the above timing, we continue to expect demand for credit-based solutions to increase, as companies continue to prefer less dilutive forms of growth capital and equity capital remains scarce. The continued lack of competition and limited financing options for cannabis businesses has created an opportune environment for us to make attractive growth capital investments from an advantageous position – the ability to drive terms and enhance structural protections while capturing above average risk-adjusted returns.

Non-Cannabis Market Overview

Although we primarily focus on investments in the cannabis industry, beginning in April 2024, we expanded our investment strategy to permit investments in companies outside of the cannabis and health and wellness sectors that otherwise meet the Company's investment criteria. We focus on exploiting pricing opportunities in less crowded markets that remain underfollowed by large institutional capital and/or currently provide an attractive entry point advantage due to tightening financial market conditions. The companies and opportunities that we focus on are primarily in the lower middle-market, but can also include the middle-market, and have investment sizes that typically range from $2 million to $50 million. The private credit capital raising trend where new capital is concentrated to a handful of the mega funds, continued in 2025. We believe this capital concentration trend has created a barbell effect, where the largest funds continue to scale, competing for big-ticket, low-spread deals, while niche lenders like us continue to capitalize on the opportunity in smaller companies that enable us to maintain pricing power and stronger deal terms. Private credit enters 2026 with momentum, but also with new complexities. The lower middle market remains a standout, offering premium yields and robust structural protections. Direct lending in this segment continues to benefit from less competition, tighter covenants, and the ability to negotiate bespoke terms. Sponsors and borrowers are increasingly turning to private credit for speed, certainty of execution, and tailored solutions – especially as public markets become more volatile and banks remain cautious on lending.

Our investments typically fall into three sub-strategies and include growth and technology companies, esoteric and asset-based lending opportunities, and liquidity solutions opportunities. Our growth and technology sub-strategy is focused on industry leaders and disruptive companies that are experiencing strong growth trajectories and typically need capital to support continued revenue growth or expansion of the business. The esoteric and asset-based lending sub-strategy is focused on established companies with strong cash flow profiles in industries that carry idiosyncratic or reputational risks, which limit access to traditional sources of capital. The liquidity solutions lending sub-strategy

CHICAGO ATLANTIC BDC, INC.

is typically focused on event-driven opportunities including, but not limited to, mergers, acquisitions, refinancings, dividend recapitalizations or other strategically driven liquidity needs to established businesses. Our extensive origination network enables us to source opportunities in these unique industries and companies that are not straightforward to underwrite, have a time sensitive capital need or complex circumstances, and are typically not sponsored by private equity firms.

We believe that the lower middle-market, and certain parts of the middle-market, will continue to offer better risk adjusted return potential, and stronger loan structures and covenants, in part due to the expertise required to underwrite companies in this part of the market, and in part due to reduced appetites for smaller deals among banks and large funds.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

Deep Industry and Operating Expertise. Our Adviser has deep industry and operating expertise on its management team and advisory board. Our Adviser has the ability to tap into this expertise for each of our target investment opportunities. The expertise, knowledge and experience of these individuals allows them to understand and evaluate the business plans, products and financing needs of businesses in the cannabis industry and across the middle-market.

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

CHICAGO ATLANTIC BDC, INC.

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

When a new investment opportunity is identified, a member of the Investment Team typically speaks with the prospective portfolio company to gather information about the business and its financing and capital needs. If, following this call, the Investment Team sees an opportunity as a potential fit with our investment strategy and criteria, the Investment Team asks the prospective portfolio company to submit an information package, which includes detailed information regarding the portfolio company’s products or services, capitalization, customers, historical financial performance, and forward-looking financial projections.

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

CHICAGO ATLANTIC BDC, INC.

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

Underwriting Report and Investment Committee Vote

Assuming that the confirmatory due diligence process reveals no issues that would cause the due diligence team to recommend against the proposed investment, the due diligence team prepares a final memorandum, which is distributed to our Adviser’s Investment Committee. The Investment Committee then meets to discuss and review the investment terms regarding the proposed investment. Unanimous agreement of the Investment Committee is required to approve the transaction.

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

Industry Dynamics

Our Adviser conducts an evaluation of the industry. If considered appropriate, industry experts will be consulted or retained. Our Adviser considers the following factors:

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

Valuation of Portfolio Investments and Net Asset Value (“NAV”) Determinations

We generally invest in illiquid loans issued by private middle-market companies. All of our investments are recorded at fair value as determined in good faith in accordance with procedures established by our Board.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Investment Valuation.”

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

CHICAGO ATLANTIC BDC, INC.

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

Human Capital

We do not have any employees. The day-to-day management of our investment portfolio is primarily the responsibility of our Adviser and its Investment Committee, which currently consists of Andreas Bodmeier, a Partner of our Adviser, Scott Gordon, the Executive Chairman of our Board, our Co-Chief Investment Officer and a Partner of our Adviser, Umesh Mahajan, our Co-Chief Investment Officer and Secretary, and a Partner of our Adviser, John Mazarakis, a Partner of our Adviser, and Peter Sack, our Chief Executive Officer ("CEO") and a Partner of our Adviser. See “—Investment Advisory Agreement.”

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

Investment Personnel

The members of our Adviser’s Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. The Investment Committee members receive compensation that includes an annual base salary and an annual individual performance bonus. The Investment Committee members, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Certain investments may be appropriate for us and other accounts managed by our Adviser or its affiliates, and the members of our Adviser’s Investment Committee could face conflicts of interest in the allocation of investment opportunities between such accounts. See “—Material Conflicts of Interest.”

CHICAGO ATLANTIC BDC, INC.

Below are the biographies for the Investment Committee members.

•
Andreas Bodmeier. Dr. Bodmeier served as our CEO from October 2024 until March 2025. Dr. Bodmeier co-founded Chicago Atlantic Group, LP in April 2019 and served as Chicago Atlantic Real Estate Finance, Inc.’s President and Chief Investment Officer from its inception in 2021 through March 2026. From October 2019 until December 2020, Dr. Bodmeier was a Senior Advisor to the Deputy Secretary in the Immediate Office of the Secretary at the United States Department of Health and Human Services focused on policy evaluation and the department’s response to COVID-19. From June 2015c until March 2019, Dr. Bodmeier was President of Quantitative Treasury Analytics, LLC, a boutique consulting firm focused on risk management for corporate clients as well as advising on capital structure decisions and investor relations. From May 2017 until March 2019, Dr. Bodmeier was Co-founder, Chief Investment Officer, and Chief Compliance Officer of Kinetik Finance, Inc., an SEC-registered online investment adviser for 401(k) or 403(b) retirement accounts, where he built the firm’s investment methodology and compliance program. Dr. Bodmeier has also served as a consultant for hedge funds, proprietary trading firms, commercial and consumer lenders, and pharmaceutical companies. His academic research at The University of Chicago Booth School of Business focused on capital market anomalies, portfolio allocation, and risk management. Dr. Bodmeier holds a Ph.D. in Finance and MBA from The University of Chicago Booth School of Business. Dr. Bodmeier received a B.Sc. in Mathematics and a B.Sc. in Physics from Freie University Berlin, Germany, a B.Sc. in Business Economics from University of Hagen, Germany, and a M.Sc. in Statistics from Humboldt University Berlin, Germany.
•
Scott Gordon. Mr. Gordon has served as the Executive Chairman of our Board since our inception and has served as our Co-Chief Investment Officer since October 2024. Mr. Gordon served as our Chief Executive Officer from our inception until October 2024. Prior to becoming a Partner at Chicago Atlantic in October 2024 in connection with the Joint Venture, Mr. Gordon was the Chief Executive Officer of Silver Spike Capital, an investment platform that he founded that was dedicated to the cannabis industry and that included our Adviser. Prior to founding Silver Spike Capital, Mr. Gordon had been the co-founder and chairman of Egg Rock Holdings, LLC (“Egg Rock”), the parent company of the Papa & Barkley family of cannabis products, with related subsidiary assets in manufacturing, processing, and logistics. Egg Rock also is the parent company of Papa & Barkley Essentials, a hemp-derived CBD business based in Colorado. From 2016 to 2019, Mr. Gordon was also President of Fintech Advisory Inc., the investment manager for a multi-billion dollar family office fund focused on long-term and opportunistic investments in emerging markets. From late 2013 to 2016, Mr. Gordon served as a Portfolio Manager at Taconic Capital Advisors, a multi-strategy investment firm. Prior to joining Taconic, Mr. Gordon was a Partner and Portfolio Manager at Caxton Associates from 2009 to 2012. He was also a Senior Managing Director and Head of Emerging Markets at Marathon Asset Management from 2007 to 2009. Earlier in his career, Mr. Gordon held leadership positions at Bank of America and ING Capital. Mr. Gordon was a founding member of the Emerging Markets business at JP Morgan where he worked upon graduating from Bowdoin College in 1983. Mr. Gordon serves as an independent director of WM Technology, Inc. (formerly, Silver Spike Acquisition Corp.), which operates Weedmaps, a leading online listings marketplace for cannabis consumers and businesses, and WM Business, a comprehensive SaaS subscription offering sold to cannabis retailers and brands. From 2019 to June 2021, Mr. Gordon served as Chairperson of the Board of Directors and Chief Executive Officer of Silver Spike Acquisition Corp. From September 2020 to January 2024, Mr. Gordon also served as Chairperson of the Board of Directors and Chief Executive Officer of Silver Spike Acquisition Corp. II.
•
Umesh Mahajan. Mr. Mahajan has served as our Secretary since May 2024 and our Co-Chief Investment Officer since October 2024. Mr. Mahajan served as our Chief Financial Officer from March 2023 until February 2025. Mr. Mahajan also serves as Partner of the Adviser. Prior to joining the Adviser in 2021, Mr. Mahajan was a Managing Director for four years at Ascribe Capital, a credit fund focused on value investing in middle market companies. From September 2003 to August 2016, Mr. Mahajan worked at Merrill Lynch and Bank of America in various roles in their Global Markets and Investment Banking divisions in New York. He specialized in credit and special situation investing as a Managing Director in the Global Credit and Special Situations group at Bank of America Securities and as a Vice President in the Principal Credit Group at Merrill Lynch. Mr. Mahajan also worked in Merrill Lynch’s energy and power investment banking group for two years. From 1994 to 2001, Mr. Mahajan was part of J.P. Morgan’s investment banking team

CHICAGO ATLANTIC BDC, INC.

in Asia. Mr. Mahajan holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology, Bombay and an MBA from The Wharton School of the University of Pennsylvania where he graduated as a Palmer Scholar. Mr. Mahajan also holds a Certificate in ESG Investing from the CFA Institute.
•
John Mazarakis. Mr. Mazarakis served as a member of our Board from October 2024 to June 2025. Mr. Mazarakis co-founded Chicago Atlantic Group, LP in April 2019 and has served as Chicago Atlantic Real Estate Finance, Inc.’s Executive Chairman since its inception in 2021. As a proven entrepreneur and operator with successful ventures in real estate, retail, hospitality and food logistics, Mr. Mazarakis brings over 20 years of entrepreneurial, operational, and managerial experience. He has built a 35+ restaurant chain with more than 1,200 employees, established a real estate portfolio of over 30 properties, developed over 1 million square feet of commercial real estate, and completed multiple real estate financing transactions, at a cumulative annual growth rate exceeding 25%. He has invested in and served as an advisor to multiple successful startups. Mr. Mazarakis has served as a member of the board of directors of Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), a commercial mortgage REIT, since 2021. Mr. Mazarakis has also served as CEO and Co-Executive Chairman of Vireo Growth Inc. (CSE: VREO; OTCQX: VREOF), a cannabis company, since December 2024. Mr. Mazarakis holds a Bachelor of Arts in Economics from the University of Delaware and an MBA from The University of Chicago Booth School of Business.
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

Investment Advisory Agreement

Management Services

Chicago Atlantic BDC Advisers, LLC manages the Company and oversees all of its operations. The Adviser is registered as an investment adviser under the Advisers Act. Our Adviser serves pursuant to the Investment Advisory Agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board, our Adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory Agreement, our Adviser:

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

CHICAGO ATLANTIC BDC, INC.

From time to time, the Adviser may pay amounts owed by us to third-party providers of goods or services, including the Board, and we will subsequently reimburse the Adviser for such amounts paid on our behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

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

Incentive Fee

The incentive fee has two parts. The first part of the incentive fee, the Incentive Fee on Income, is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies, (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with the Adviser, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount ("OID"), debt instruments with payment-in-kind ("PIK") interest and zero coupon securities), accrued income that we have not yet received and may never receive in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 1.75% per quarter (7% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate the Incentive Fee on Income is also included in the amount of our gross assets used to calculate the 1.75% base management fee. The operation of the Incentive Fee on Income with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

Payment of Our Expenses

Our primary operating expenses are a base management fee and any incentive fees under the Investment Advisory Agreement. The base management fee and any incentive fees compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We may bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our CFO and CCO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We may bear any other expenses of our operations and transactions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Expenses” for more information on our expenses.

Duration and Termination

The Investment Advisory Agreement, which took effect on October 1, 2024 upon the closing of the Joint Venture, was approved by our Board on January 16, 2024. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by the Board or by the affirmative vote of the holders

CHICAGO ATLANTIC BDC, INC.

of a majority of our outstanding voting securities, including, in either case, approval by a majority of our Independent Directors.

The Investment Advisory Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board or the stockholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

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

Board of Directors’ Approval of the Investment Advisory Agreement

On May 12, 2025, our Board, including a majority of the Independent Directors, re-approved the Investment Advisory Agreement at an in-person meeting. In its consideration of the approval of the Investment Advisory Agreement, our Board focused on information it had received relating to, among other things:

•
the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;
•
comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;
•
the Company’s projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
•
any existing and potential sources of indirect income to the Adviser from its relationships with the Company and the profitability of those relationships;
•
information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and
•
the organizational capability and financial condition of the Adviser and its affiliates.

Based on the information reviewed and related discussions, our Board concluded that the fees payable to the Adviser pursuant to the Investment Advisory Agreement were reasonable in relation to the services to be provided. Our Board did not assign relative weights to the above factors or the other factors considered by it. In addition, our Board did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of our Board may have given different weights to different factors.

Expense Limitation Agreement

On October 1, 2024, in connection with the Joint Venture, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser agreed to cap the

CHICAGO ATLANTIC BDC, INC.

Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through September 30, 2025.

On February 14, 2025, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that any interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

The Expense Limitation Agreement expired in accordance with its terms on September 30, 2025 and was not renewed.

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

We reimburse our administrator, the Adviser, for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement (including costs and expenses incurred by the Adviser in connection with the delegation of its obligations under the Administration Agreement to a sub-administrator). We are generally not responsible for the compensation of the Adviser’s employees or any overhead expenses of the Adviser (including rent, office equipment and utilities). However, we may reimburse the Adviser for an allocable portion of the compensation paid by the Adviser to our CCO and CFO and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). The Administration Agreement also provides that we shall reimburse the Adviser for certain offering costs. Such reimbursement is at cost, with no profit to, or markup by, the Adviser. Our allocable portion of the Adviser’s costs will be determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which the Adviser provides administrative services. The Adviser may also provide on our behalf managerial assistance to our portfolio companies.

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

CHICAGO ATLANTIC BDC, INC.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from its initial approval, and from year-to-year thereafter, if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our Independent Directors. On May 12, 2025, our Board, including a majority of the Independent Directors, approved the Administration Agreement for an additional one-year period. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of our outstanding voting securities, or by the vote of the Board, or by the Adviser.

In accordance with the Administration Agreement, and with the approval of the Board, the Company and the Adviser have entered into a services agreement with SS&C Technologies Inc. ("SS&C"), as sub-administrator (the “Services Agreement”). Under the Services Agreement, SS&C has assumed responsibility for performing certain administrative services for us.

License Agreement

We have also entered into the License Agreement with the Adviser pursuant to which the Adviser has agreed to grant us a nonexclusive, royalty-free license to use the name “Chicago Atlantic.” Under this agreement, we will have a right to use the “Chicago Atlantic” name, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Chicago Atlantic” name.

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

In order to address potential conflicts of interest, the Adviser and its affiliates have adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds and other accounts managed by the Adviser and its affiliates. To the extent an investment opportunity is appropriate for either or both of us and/or any other investment fund or other account managed by the Adviser and its affiliates, and co-investment is not possible, the Adviser and its affiliates will adhere to its investment allocation policy in order to determine to which account to allocate the opportunity.

We, the Adviser and certain of our affiliates have been granted an order for exemptive relief (the “Order”) by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

If the Company is unable to rely on the exemptive relief for a particular opportunity, such opportunity will be allocated in accordance with the investment allocation policy. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner, we and our stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed by the Adviser or its affiliates.

CHICAGO ATLANTIC BDC, INC.

The investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by the Adviser and its affiliates. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund or other account, which may vary based on asset class and liquidity, among other factors, will generally be offered to us and such other eligible accounts, as determined by the Adviser and its affiliates. If there is a sufficient amount of securities to satisfy all participants, each order will be fulfilled as placed. If there is an insufficient amount of securities to satisfy all participants, the securities will generally be allocated pro rata based on each participant’s order size or available capital.

In accordance with the investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other accounts managed by the Adviser and its affiliates. The Adviser and its affiliates seek to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

Code of Ethics

We have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law (“MGCL”).

Dividend Reinvestment Plan

Prior to December 31, 2025, we operated an “opt out” Dividend Reinvestment Plan (“DRIP”) for our stockholders. As a result, if we declared a dividend, then stockholders’ cash distributions were automatically reinvested in additional shares of our common stock, unless they specifically chose to “opt out” of the DRIP so as to receive cash distributions. Stockholders who received distributions in the form of shares of our common stock generally were subject to the same U.S. federal income tax consequences as were stockholders who elected to receive their distributions in cash.

On November 26, 2025, in accordance with the terms of the DRIP and by unanimous written consent of our Board, the DRIP was terminated with an effective date of December 31, 2025. Following the termination of the DRIP, all cash dividends or distributions on our common stock with a record date for payment after December 31, 2025 will be paid in cash rather than in shares of our common stock.

Emerging Growth Company

The Company is an emerging growth company as defined in the JOBS Act and is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our IPO or until the earliest of:

•
the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion;
•
the last day of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of the shares of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months; or
•
the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

Exclusion from Commodity Futures Trading Commission ("CFTC") Regulation

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We will, however, be able to sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the Adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The codes of ethics are available on the EDGAR Database on the SEC’s Internet site at www.sec.gov and are available at our corporate governance webpage at investors.chicagoatlanticbdc.com.

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

CHICAGO ATLANTIC BDC, INC.

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

Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our CEO and CFO are required to certify the accuracy of the financial statements contained in our periodic reports;

CHICAGO ATLANTIC BDC, INC.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors in such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares, persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction, certain former citizens and long-term residents of the United States, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, and persons who acquire an interest in the Company in connection with the performance of services. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein.

This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, U.S. Department of Treasury regulations, (“Treasury Regulations”), and administrative and judicial interpretations, each as of the date of this prospectus and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and do not intend to seek any ruling from the Internal Revenue Service, or the “IRS”, regarding any offer and sale of our securities under this prospectus. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. Tax counsel has not rendered any legal opinion regarding any tax consequences relating to us or our stockholders. Stockholders are urged to consult their own tax advisors to determine the U.S. federal, state, local and foreign tax consequences to them of investing in our shares.

For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

• a citizen or individual resident of the United States;

• a corporation, or other entity treated as a corporation, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

• an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

CHICAGO ATLANTIC BDC, INC.

• a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a domestic trust for U.S. federal income tax purposes.

For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes).

If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner and the activities of the partnership. Each partner in a partnership that is considering acquiring shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and non-U.S. tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Taxation in Connection with Holding Securities other than our Common Stock

We intend to describe in any prospectus supplement related to the offering of preferred stock, subscription rights, debt securities, or warrants to purchase our common stock, preferred stock or debt securities, the U.S. federal income tax considerations applicable to such securities as will be sold by us pursuant to that prospectus supplement, including the taxation of any debt securities that will be sold at an original issue discount, and the tax treatment of sales, exchanges or retirements of our debt securities.

Election to be Taxed as a RIC

We have elected and intend to qualify annually to be treated as a RIC under Subchapter M of the Code. However, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gain net income that we timely distribute to our stockholders as dividends. To maintain our tax status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our tax treatment as a RIC, we generally must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the “Annual Distribution Requirement”. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to U.S. federal income tax imposed at corporate rates on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we maintain our status as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to distribute) to stockholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our investment company taxable income for each

CHICAGO ATLANTIC BDC, INC.

calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any net ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

• continue to qualify as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

• derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock, securities or foreign currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in Subchapter M of the Code), or the “90% Income Test”;

• satisfy the Annual Distribution Requirement; and

• diversify our holdings so that at the end of each quarter of the taxable year:

• at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

• no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include our allocable share of the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than, a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID or debt instruments with PIK interest, we must include in income each year a portion of the OID that accrues over the life of the instrument and PIK interest, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid as non-cash compensation. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to our receipt of cash.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment

CHICAGO ATLANTIC BDC, INC.

opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. Therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us because we do not expect to satisfy the requirements necessary to pass through to our stockholders their share of the foreign taxes paid by us.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the 4% U.S. federal excise tax. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax. Moreover, our ability to dispose of assets to satisfy the Annual Distribution Requirement and to reduce our U.S. federal income and excise tax liabilities may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid U.S. federal income tax imposed at corporate rates or the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income.” If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but U.S. federal income tax law generally permits a RIC to carry forward its capital losses. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities in order to mitigate the effect of these provisions.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we qualify as a publicly offered regulated investment company, we may make distributions that are payable in cash or shares of our stock at the election of each stockholder. In accordance with Treasury regulations and published guidance issued by the IRS,

CHICAGO ATLANTIC BDC, INC.

a publicly offered RIC may treat distributions of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

Failure To Obtain RIC Tax Treatment

If we were unable to maintain our tax treatment as a RIC, and certain cure provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under Subchapter M of the Code, corporate distributees would be eligible for the dividends-received deduction; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. To the extent the amount of a distribution exceeded our current and accumulated earnings and profits, such excess would be treated as a return of capital to the extent of the stockholder’s adjusted tax basis, and to the extent the amount of a distribution exceeded both our current and accumulated earnings and profits and the stockholder’s adjusted tax basis, any excess would be treated as a capital gain.

In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to satisfy the RIC qualification requirements for that year and distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to qualify as a RIC for two or more taxable years, to qualify as a RIC in a subsequent year we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Taxation of U.S. Stockholders

Whether an investment in shares of our common stock is appropriate for a U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of our common stock by a U.S. stockholder may have adverse tax consequences. The following summary generally describes certain U.S. federal income tax consequences of an investment in shares of our common stock by taxable U.S. stockholders. Prospective investors should consult their own tax advisors before making an investment in our common stock.

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gain. Distributions of our “investment company taxable income” (which is, generally, our ordinary income excluding net capital gain) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to noncorporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” (at a maximum tax rate of 20%) provided that we properly report such distribution as “qualified

CHICAGO ATLANTIC BDC, INC.

dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gain (which is generally our net long-term capital gain in excess of net short-term capital loss) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gain (at a maximum rate of 20% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. stockholder. In order to satisfy the Annual Distribution Requirement we intend to distribute any long-term capital gain at least annually; however, we may in the future decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s adjusted tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution, and the investor will be subject to tax on the distribution even though it represents a return of his, her or its investment.

A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed. The ability to otherwise deduct capital loss may be subject to other limitations under the Code.

In general, noncorporate U.S. stockholders, including individuals, trusts and estates, are subject to U.S. federal income tax (at a maximum rate of 20%) on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals.

CHICAGO ATLANTIC BDC, INC.

Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Noncorporate stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a noncorporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital loss for a year, but may carry forward such losses for five years.

Certain U.S. stockholders who are individuals, estates or trusts generally will be subject to a 3.8% surtax on their “net investment income,” which generally includes, among other things, dividends on, and capital gain from the sale or other disposition of shares, of our common stock.

If we are not a publicly offered RIC for any period, a noncorporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a written statement detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal income tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the current 20% maximum rate). Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold U.S. federal income tax, or backup withholding, from all taxable distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Under applicable Treasury Regulations, if a stockholder recognizes a loss with respect to shares of our stock of $2 million or more for an individual, S corporation, trust, or a partnership with at least one noncorporate partner or $10 million or more for a stockholder that is either a corporation or a partnership with only corporate partners in any single taxable year (or a greater loss over a combination of years), the stockholder must comply with the appropriate disclosure requirements. Direct stockholders of portfolio securities in many cases are excepted from this reporting requirement, but under current guidance, stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Stockholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Subject to the discussions below concerning backup withholding and FATCA (defined below), distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses) will be subject to U.S. withholding tax imposed at a rate of 30% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. However, no withholding is required with respect to certain distributions if (i) the distributions are properly reported as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain

CHICAGO ATLANTIC BDC, INC.

other requirements are satisfied. No assurance can be provided as to whether any of our distributions will be reported as eligible for this exemption. If the distributions are effectively connected with the conduct of a trade or business in the United States (a “U.S. trade or business”) by the Non-U.S. stockholder (and if an income tax treaty applies, such distributions are attributable to a permanent establishment maintained by the Non-U.S. stockholder within the United States), we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

Actual or deemed distributions of our net capital gain to a Non-U.S. stockholder, and gain realized by a Non-U.S. stockholder upon the sale or other disposition of our common stock, that are not effectively connected with a U.S. trade or business carried on by the Non-U.S. stockholder (and if an income tax treaty applies, such distributions or gains are attributable to a permanent establishment maintained by the Non-U.S. stockholder within the United States), will generally not be subject to U.S. federal income tax.

The tax consequences to Non-U.S. stockholders that are individuals that are present in the U.S. for 183 days or more during a taxable year may be different from those described herein. Non-U.S. stockholders are urged to consult their tax advisers with respect to the procedure for claiming the benefit of a lower treaty rate and the applicability of foreign taxes.

If we distribute our net capital gain in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gain deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. stockholders, and gain realized by Non-U.S. stockholders upon the sale of our common stock that is “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder (or if an income tax treaty applies, attributable to a “permanent establishment” in the United States), will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. Corporate Non-U.S. stockholders may also be subject to an additional branch profits tax at a rate of 30% imposed by the Code (or lower rate provided by an applicable treaty). Accordingly, investment in the shares may not be appropriate for certain Non-U.S. stockholders.

The tax consequences to a Non-U.S. stockholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Non-U.S. stockholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in our shares.

We must generally report to our documented Non-U.S. stockholders and the IRS the amount of dividends paid during each calendar year and the amount of any tax withheld. Information reporting requirements may apply even if no withholding was required because the distributions were effectively connected with the Non-U.S. stockholder’s conduct of a U.S. trade or business or withholding was reduced or eliminated by an applicable income tax treaty. This information also may be made available under a specific treaty or agreement with the tax authorities in the country in which the Non-U.S. stockholder resides or is established. Under U.S. federal income tax law, interest, dividends and other reportable payments may, under certain circumstances, be subject to “backup withholding” at the then applicable rate (currently 24%). Backup withholding, however, generally will not apply to distributions to a Non-U.S. stockholder, provided the Non-U.S. stockholder furnishes to us the required certification as to its non-U.S. status, such as by providing a valid IRS Form W-8BEN or IRS Form W-8BEN-E, or certain other requirements are met. Backup withholding is not an additional tax but can be credited against a Non-U.S. stockholder’s U.S. federal income tax, and may be refunded to the extent it results in an overpayment of tax and the appropriate information is timely supplied to the IRS.

Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

CHICAGO ATLANTIC BDC, INC.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury Department has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and certain financial information associated with the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% U.S. owner that is a specified U.S. person or provides the withholding agent with identifying information on each greater than 10% U.S. owner that is a specified U.S. person. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholder could be subject to this 30% withholding tax with respect to distributions on their common stock. Under certain circumstances, a non-U.S. stockholder might be eligible for refunds or credits of such taxes.

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock. See Risk Related to Our Business and Structure – Recent tax legislation could have a negative effect on the Company.

The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

CHICAGO ATLANTIC BDC, INC.

Item 1A. Risk Factors.

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
•
Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there will be uncertainty as to the value of our portfolio investments.
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
•
Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other countries that are part of the North Atlantic Treaty Organization (NATO) could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the performance of our investments, our operations, and our ability to achieve our investment objectives.

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

CHICAGO ATLANTIC BDC, INC.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time-to-time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith in accordance with procedures established by our Board. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith in accordance with procedures established by our Board. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.

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

In addition, the participation of the investment professionals in the valuation process, and the indirect pecuniary interest of Scott Gordon, our Co-Chief Investment Officer, an interested member and Executive Chairman of our Board and a member of the Adviser’s Investment Committee, John Mazarakis, a member of the Adviser’s Investment Committee, Andreas Bodmeier, a member of the Adviser’s Investment Committee, Umesh Mahajan, our Co-Chief Investment Officer and Secretary and a member of the Adviser’s Investment Committee, Peter Sack, our Chief Executive Officer and a member of the Adviser’s Investment Committee, and Dino Colonna, our President, in the Adviser could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the Incentive Fees on Capital Gains payable to the Adviser is based, in part, on unrealized losses.

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

CHICAGO ATLANTIC BDC, INC.

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

We compete for investments with other BDCs, public and private funds (including hedge funds, mezzanine funds and collateralized loan obligations) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment

CHICAGO ATLANTIC BDC, INC.

terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

If we fail to continuously qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see “Item 1. Business — Business Development Company Regulations.”

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

CHICAGO ATLANTIC BDC, INC.

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies or private investment funds. When our common stock trades at a discount to NAV, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board and Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the 1940 Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any underwriting commission or discount). We cannot assure you that equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose part or all of your investment.

CHICAGO ATLANTIC BDC, INC.

Changes in laws or regulations governing our operations, including laws and regulations governing cannabis, may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level, including laws and regulations governing cannabis by state and federal governments. See “— Risks Related to the Cannabis and Hemp Industries” below. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we may be permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.

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

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The MGCL, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. Under our charter, certain charter amendments and certain transactions such as a merger, conversion of the Company to an open-end company, liquidation, or other transactions that may result in a change of control of us, must be approved by stockholders entitled to cast at least 80% of the votes entitled to be cast on such matter, unless the matter has been approved by at least two-thirds of our “continuing directors,” as defined in our charter. Also, we are subject to Subtitle 6 of Title 3 of the MGCL, the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by our Independent Directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such a transaction. We are subject to Subtitle 7 of Title 3 of the MGCL, the Maryland Control Share Acquisition Act. The Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. Our bylaws provide that the Maryland Control Share Acquisition Act does not apply to shares acquired by our Adviser and/or our Adviser’s affiliates.

We have also adopted other measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms; majority voting for directors in contested elections; and provisions of our charter authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, including preferred shares, to cause the issuance of additional shares of our stock of any class or series, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that could give the holders of our shares the opportunity to realize a premium over the value of our shares or otherwise be in their best interest.

CHICAGO ATLANTIC BDC, INC.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes or series of stock, including preferred stock, which could convey special rights and privileges to its owners.

As noted above, under the MGCL and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes or series of stock, including preferred stock. The cost of any such reclassification would be borne by our existing stockholders. Prior to issuance of shares of each class or series, our Board will be required by the MGCL and our charter to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and NAV per share of our common stock upon conversion; provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

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

CHICAGO ATLANTIC BDC, INC.

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

These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our Adviser’s employees expect to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships and reputations causing our business and results of operations to suffer. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. Our Adviser has implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant and increasing complex laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We may experience fluctuations in our quarterly results.

CHICAGO ATLANTIC BDC, INC.

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

We are an “emerging growth company,” as defined in the JOBS Act. As a result, we intend to take advantage of certain exemptions for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find shares of our common stock less attractive because we rely on this exemption. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

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

CHICAGO ATLANTIC BDC, INC.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the Nasdaq Stock Market. Upon ceasing to qualify as an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which will increase costs associated with our periodic reporting requirements.

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

CHICAGO ATLANTIC BDC, INC.

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

The investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our Order, with other accounts managed by Chicago Atlantic. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of the Order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund or other account, which may vary based on asset class and liquidity, among other factors, will generally be offered to us and such other eligible accounts, as determined by Chicago Atlantic. If there is a sufficient amount of securities to satisfy all participants, each order will be fulfilled as placed. If there is an insufficient amount of securities to satisfy all participants, the securities will generally be allocated pro rata based on each participant’s order size or available capital.

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

We have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the MGCL.

Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.

CHICAGO ATLANTIC BDC, INC.

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

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services may not be shared with us and may be received before we realize a return on our investment. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

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

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Portfolio (Net of Expenses)
	(10%)	(5%)	0.00%	5.00%	10.00%
Corresponding Return to Common Shareholders(1)	(11.85%)	(6.21%)	(0.58%)	5.06%	10.69%

(1) Based on (i) $341,996,454 in total assets as of December 31, 2025, (ii) 25,000,000 in outstanding indebtedness at par, as of December 31, 2025, (iii) $303,408,074 in net assets as of December 31, 2025 and (iv) an average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2025, of 7.02%.

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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
•
The manufacture, distribution, sale, or possession of cannabis that is not in compliance with the U.S. CSA is illegal under U.S. federal law. Strict enforcement of U.S. federal laws regarding cannabis would likely result in our portfolio companies’ inability to execute a business plan in the cannabis industry, and could result in the loss of all or part of any of our loans;
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
•
FDA regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition and the financial condition of our portfolio companies;
•
Due to our proposed strategy of investing in portfolio companies engaged in the regulated cannabis industry, our portfolio companies may have a difficult time obtaining the various insurance policies that are needed to operate such businesses, which may expose us and our portfolio companies to additional risks and financial liabilities;

CHICAGO ATLANTIC BDC, INC.

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

Under U.S. federal law, however, those activities are illegal. The CSA continues to list cannabis (marijuana, but not including hemp) as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly, the manufacture (growth), sale or possession of cannabis is federally illegal, even for personal medical purposes. It also remains federally illegal to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is traditionally used with tobacco or authorized by federal, state or local law. Entities or persons who knowingly lease or rent a property for the purposes of manufacturing, distributing or using any controlled substances, or merely know that any of those activities are occurring on land that they control, can also be found liable under the CSA. Additionally, violating the CSA is a predicate specified unlawful activity under U.S. anti-money laundering laws.

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

CHICAGO ATLANTIC BDC, INC.

The likelihood of adverse enforcement against companies complying with state cannabis laws remains uncertain. The U.S. government has not recently prosecuted any state law compliant cannabis entity, although the risk of future enforcement cannot be dismissed entirely. In 2018, then-U.S. Attorney General Jefferson Sessions rescinded the U.S. Department of Justice's previous guidance (the Cole Memo) that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities, and had authorized federal prosecutors to use their prosecutorial discretion to decide whether to prosecute state-legal adult-use cannabis activities. Since that time, U.S. Attorneys have taken no legal action against state law compliant entities.

Both President Biden and President Trump have taken steps to reschedule cannabis to Schedule III, but the process has yet to be completed. While rescheduling cannabis to CSA Schedule III would ease certain tax burdens (in addition to easing research restrictions), it would not make the state medical or adult use programs federally legal. Furthermore, while industry observers are still hopeful that Congress will progress banking reform, such as the Secure and Fair Enforcement Regulation Banking Act ("the SAFE Banking Act"), we cannot provide assurances that a bill legalizing cannabis would be approved by Congress.

If it became law, the SAFE Banking Act or a similar bill would most likely, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed cannabis companies, which may include the provision of loans by financial institutions to such companies. If the SAFE Banking Act or a similar bill became law, or cannabis became legal under federal law, there could be increased competition for lending to state-licensed cannabis companies, and such companies could have greater access to financing sources with lower costs of capital. These factors may result in us having to enter into loans at lower rates, which may significantly adversely impact our profitability and our distributions to stockholders.

Since December 2014, companies strictly complying with state medical cannabis laws have also been protected against enforcement by an amendment (originally called the Rohrabacher-Farr amendment, now called the Joyce amendment) to the Omnibus Spending Bill, which prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state level. Courts have interpreted the provision to bar the U.S. Department of Justice from prosecuting any person or entity in strict compliance with state medical cannabis laws. While the Joyce provision prevents prosecutions, it does not make cannabis legal. Accordingly, if the protection expired, prosecutors could prosecute illegal activity that occurred within the statute of limitations even if the Joyce protection was in place when the federally illegal activity occurred. The Joyce protection depends on its continued inclusion in the federal omnibus spending bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. Furthermore, how the U.S. Department of Justice would enforce against an entity complying with a state’s medical and adult use laws has not been resolved and is open to debate.

Legal status of hemp and hemp derivatives

Until recently, hemp (defined by the U.S. government as Cannabis sativa L. with a tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis) and hemp’s extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were illegal Schedule I controlled substances under the CSA. The Agricultural Act of 2014, Pub.L. 113-79 (the “2014 Farm Bill”) authorized states to establish industrial hemp research programs. The majority of states established programs purportedly in compliance with the 2014 Farm Bill. Many industry participants and even states interpreted the law to include “research” into the commercialization of, and commercial markets for, CBD from hemp, including products containing CBD.

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

CHICAGO ATLANTIC BDC, INC.

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

The section of the 2018 Farm Bill establishing a framework for hemp production also states explicitly that it does not affect or modify the FDCA, Section 351 of the Public Health Service Act, or the authority of the Commissioner of the FDA under those laws. Within hours of President Trump signing the 2018 Farm Bill, the FDA issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the FDCA and Section 351 of the Public Health Service Act.” First, the FDA noted that “it’s unlawful under the FDCA to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD (and THC) are active ingredients in FDA-approved drugs and became the subject of public substantial clinical investigations when GW Pharmaceuticals submitted investigational new drug (“IND”) applications for Sativex and Epidiolex, both containing CBD as an active ingredient. The FDA then warned against health claims: prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of a drug as defined in the other sections of the definition.” In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media or orally by the company’s representatives. The FDA did acknowledge that hemp foods not containing CBD or THC (e.g., hulled hemp seeds, hemp seed protein, hemp seed oil) are legal.

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

Enforcement under the FDCA may be criminal or civil in nature and can include those who aid and abet a violation, or conspire to violate, the FDCA. Violations of the FDCA are for first violations misdemeanors punishable by imprisonment up to one year or a fine, or both, and for second violations or violations committed with an “intent to defraud or mislead” felonies punishable by fines and imprisonment up to three years. The fines provided for are low ($1,000 and $3,000), but under the Criminal Fine Improvements Act of 1987, the criminal fines can be increased significantly (approximately $100,000 to $500,000). Civil remedies under the FDCA include civil money penalties, injunctions and seizures. The FDA also has a number of administrative remedies (e.g., warning letters, recalls, debarment). With respect to CBD products, the FDA so far has limited its enforcement to sending cease-and-desist letters to companies selling CBD products and making “egregious, over-the-line” claims, such as “cures cancer,” “treats Alzheimer’s Disease” and “treats chronic pain.” Additionally, plaintiff lawyers have brought putative class actions against several companies selling CBD product, claiming that the marketing of them as legal products violates California law, although most of the cases have been stayed pending the FDA issuing promised guidelines to the industry. Since issuing the initial guidance following the 2018 Farm Bill, the FDA has sent cease-and-desist warning letters to more than twenty companies making health claims about CBD products. The Federal Trade Commission has also sent warning letters to companies making unsubstantiated health claims about CBD products and has even filed a lawsuit against one. The FDA’s additional guidance on CBD, titled, “Cannabidiol Enforcement Policy; Draft Guidance for Industry,” which the FDA has described as a “risk-based enforcement policy” to prioritize enforcement decisions, was submitted to the White House on July 22, 2020, was not formally approved by the Trump

CHICAGO ATLANTIC BDC, INC.

Administration, and was pulled back by the Biden Administration. In early 2023, the FDA’s cannabis working group announced that it could not permit CBD to be regulated as a supplement due to significant safety concerns and uncertainties. Instead, the FDA asked Congress for help to design a fit-for-purpose regulatory pathway for CBD which, to date, Congress has not acted on.

In November 2025, Congress amended the definition of hemp under Title 7, Section 1639o, of the U.S. Code, changing the limit to a total THC concentration of less than 0.3% on a dry weight basis rather than only delta-9 THC. They did this, in part, to close the “hemp loophole” which allowed companies to sell intoxicating hemp products outside of state legal cannabis regulatory frameworks.1

1. Source: https://www.congress.gov/crs-product/IN12620

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

Currently, we intend to make equity investments only in portfolio companies that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not make an equity investment in a portfolio company that we determine has been operating, or whose business plan is to

CHICAGO ATLANTIC BDC, INC.

operate, in violation of U.S. federal laws, including the CSA. This limitation may adversely affect us by limiting the scope of our equity investment opportunities. Additionally, changes to such laws, regulations and guidelines may cause further adverse effects on our ability to identify and make an equity investment in a portfolio company that meets these legal and regulatory requirements at the time of acquisition.

On the other hand, we may make a loan to a portfolio company regardless of its status under U.S. federal law, so long as we determine based on our due diligence that the portfolio company is licensed in, and complying with, state-regulated cannabis programs. Any such loans will be designed to be compliant with all applicable laws and regulations to which we are subject, including U.S. federal law, although the law in this area is not fully settled and there can be no assurances that federal authorities will consider such loans to be compliant with applicable law and regulations. In that regard, we have received an opinion of counsel (a copy of which has been filed as an exhibit to our IPO registration statement) that the proposed investment activities as described in our IPO prospectus do not violate the CSA, the U.S. Money Laundering Control Act, or the Drug Paraphernalia law contained in the CSA, subject to certain assumptions, qualifications and exceptions stated in the opinion. However, there can be no assurances that a court or federal authorities would agree with the conclusions reached in the opinion. Additionally, if federal legislation is enacted that provides protections from liability under U.S. federal law for other types of investments in portfolio companies that are compliant with state, but not U.S. federal, laws and is determined to apply to us (or we otherwise determine that the investment is not prohibited), we may make other types of investments in portfolio companies that do not comply with U.S. federal laws. There can be no assurance, however, that such type of legislation will be enacted or that we will otherwise be able to invest in portfolio companies that do not comply with U.S. federal law.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities, should we desire to do so.

Certain provisions of our charter and bylaws and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our common stock.

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third-party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms. Our Board may, without stockholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without stockholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the NAV per share of our common stock at the time of any such subscription, conversion or purchase. Any decision to sell securities to subscribe to, convert to or purchase shares of our common stock will be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to distributions and our NAV, and other economic aspects of the common stock.

Members of our management team and our Board and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and our Board have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and our Board and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to operate our business and may have an adverse effect on the price of our common stock.

CHICAGO ATLANTIC BDC, INC.

Risks Relating to the Loan Portfolio Acquisition

Sales of shares of our common stock after the completion of the Loan Portfolio Acquisition may cause the market price of our common stock to decline.

CALP purchased approximately 16.6 million shares of our common stock in connection with the Loan Portfolio Acquisition, which it subsequently distributed to its members and no longer holds. As a result, a significant number of shares of our common stock are held by such members, who may sell our common stock, from time to time, subject to applicable securities law requirements.

Sales of substantial amounts of our common stock, including by CALP members, or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities, should we desire to do so.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

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

CHICAGO ATLANTIC BDC, INC.

Board Oversight of Cybersecurity Risks

Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. Our Board receives periodic updates from our CCO regarding the overall state of our cybersecurity program, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents.

Management’s Role in Cybersecurity Risk Management

Our management team, including our CCO is responsible for assessing and managing material risks from cybersecurity threats. Members of our management team possess relevant expertise in various disciplines that are key to effectively managing such risks, such as operations management, information technology management, oversight of third-party service providers and managing relationships with outside cybersecurity experts. Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

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

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 600 Madison Avenue, Suite 1800, New York, NY 10022. We believe that our office facilities are suitable and adequate for our business as presently conducted.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not Applicable

CHICAGO ATLANTIC BDC, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock began trading on the NASDAQ on February 4, 2022 in connection with our IPO of shares of our common stock. Since October 2, 2024, our common stock trades on the NASDAQ under the symbol “LIEN.”

The following table lists the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NASDAQ the closing sale prices as a premium (or discount) to our NAV per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market.

On March 18, 2026, the last reported closing sales price of our common stock on the NASDAQ was $9.90 per share, which represented a discount of approximately 25.6% to our NAV per share of $13.30 as of December 31, 2025.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
Class and Period	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year Ended December 31, 2026
First Quarter (Through March 18, 2026)	*	$10.91	$9.81	*	*	$0.34	(6)
Year Ended December 31, 2025
Fourth Quarter	$13.30	$11.22	$10.03	-15.6%	-24.6%	$0.34
Third Quarter	$13.27	$11.12	$10.12	-16.2%	-23.7%	$0.34
Second Quarter	$13.23	$11.11	$9.71	-16.0%	-26.6%	$0.34
First Quarter	$13.19	$12.56	$10.92	-4.8%	-17.2%	$0.34
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.7%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(7)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	$0.63	(7)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.
(2)
Calculated as the respective high or low closing sales price less NAV, divided by NAV (in each case, as of the end of the applicable quarter).
(3)
Represents the dividend or distribution declared in the relevant quarter.
(4)
On November 8, 2022, our Board approved a change to our fiscal year end from March 31 to December 31.
(5)
Shares of our common stock began trading on the NASDAQ on February 4, 2022. Since October 2, 2024, our common stock trades on the Nasdaq Global Market under the symbol “LIEN.”
(6)
The dividend is payable on April 14, 2026 to stockholders of record on March 30, 2026.
(7)
Consists of a quarterly dividend and a special dividend.

* Not determined at time of filing.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. At times, our shares of common stock have traded at prices both above and below our NAV per share. The possibility

CHICAGO ATLANTIC BDC, INC.

that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share.

Holders

As of March 18, 2026, there were approximately 129 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions

To the extent that we have income available, we intend to make quarterly distributions to our stockholders. The amount of our distributions, if any, will be determined by our Board.

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

CHICAGO ATLANTIC BDC, INC.

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

The following table summarizes distributions declared and/or paid by the Company from inception through December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Declared
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001
November 11, 2025	Quarterly	December 31, 2025	January 15, 2026	$0.34	$7,759,001

Dividend Reinvestment Plan

Prior to December 31, 2025, we operated an “opt out” DRIP for our stockholders. As a result, if we declared a dividend, then stockholders’ cash distributions were automatically reinvested in additional shares of our common stock, unless they specifically chose to “opt out” of the DRIP so as to receive cash distributions. Stockholders who received distributions in the form of shares of our common stock generally were subject to the same U.S. federal income tax consequences as were stockholders who elected to receive their distributions in cash.

On November 26, 2025, in accordance with the terms of the DRIP and by unanimous written consent of our Board, the DRIP was terminated with an effective date of December 31, 2025. Following the termination of the DRIP, all cash dividends or distributions on our common stock with a record date for payment after December 31, 2025 will be paid in cash rather than in shares of our common stock.

During the year ended December 31, 2025, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	22
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	182

CHICAGO ATLANTIC BDC, INC.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended December 31, 2025 or December 31, 2024.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we issued 204 shares of common stock for a total of approximately $2,189 under the DRIP. During the year ended December 31, 2024, we issued 73 shares of common stock for a total of approximately $812 under the DRIP. These issuances were not subject to the registration requirements of the Securities Act.

Performance Graph

The following stock performance graph compares the cumulative stockholder return of an investment in our common stock, the S&P BDC Index, S&P 500 Index and Dow Jones U.S. Financials Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities prior to any tax effect.

* Assumes $100 invested on 2/4/2022 (first date our common stock began trading on NASDAQ) through December 31, 2025, in each of our common stock and the S&P BDC Index, S&P 500 Index and Dow Jones U.S. Financials Index, including reinvestment of dividends.

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

grade are often referred to as “high-yield” or “junk” securities, and may be considered a higher risk than debt instruments that are rated above investment grade.

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $732 million of potential investments in varying stages of underwriting.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

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

Our portfolio activity may also reflect proceeds from sales of investments. We will recognize realized gains or losses on sales of investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We will record current-period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments on the Statements of Operations.

Expenses

Our primary operating expenses are a base management fee and any incentive fees under the investment advisory agreement between the Company and the Adviser (the "Investment Advisory Agreement"). Our base management fee and any incentive fees compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, servicing and realizing our investments. See “Item 1. Business—Investment Advisory Agreement.”

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
•
the cost of calculating our net asset value ("NAV"), including the cost of any third-party valuation services;
•
the cost of effecting sales and repurchases of shares of our common stock and other securities;

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

•
costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $333.3 million and was comprised of approximately $292.7 million in first lien, senior secured loans, approximately $37.5 million in senior secured notes, approximately $1.4 million in second lien, senior secured loans, and approximately $1.7 million in equity securities across thirty-nine portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $275.2 million and was comprised of approximately $239.9 million in first lien, senior secured loans, approximately $34.7 million in senior secured notes and $0.7 million in equity securities across twenty-eight portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of December 31, 2025 and December 31, 2024 are shown in the following tables.

	As of December 31, 2025
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.9%	87.8%
Senior Secured Notes	11.1%	11.2%
Second Lien Senior Secured Loans	0.4%	0.4%
Warrants	0.4%	0.4%
Preferred Stock	0.2%	0.2%
Total	100.0%	100.0%

	As of December 31, 2024
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.1%	87.1%
Senior Secured Notes	12.6%	12.6%
Preferred Stock	0.2%	0.2%
Warrants	0.1%	0.1%
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of December 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the headquarters of the portfolio company.

CHICAGO ATLANTIC BDC, INC.

Geographic regions are defined as: West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states of ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states of PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	As of December 31, 2025
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	41.6%	41.7%
Northeast	20.1%	20.2%
West	19.7%	19.6%
Southeast	8.7%	8.6%
Southwest	8.1%	8.1%
International:
Canada	1.8%	1.8%
Total	100.0%	100.0%

	As of December 31, 2024
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	32.4%	32.6%
West	31.6%	31.5%
Northeast	19.3%	19.3%
Southwest	8.0%	8.0%
Southeast	7.6%	7.5%
International:
Canada	1.1%	1.1%
Total	100.0%	100.0%

The tables below present the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025
Industry(1)	Amortized Cost	Fair Value
Cannabis	74.8%	74.7%
Finance and Insurance	7.7%	7.7%
Information	5.9%	6.0%
Public Administration	3.4%	3.5%
Retail Trade	2.7%	2.7%
Manufacturing	2.2%	2.2%
Educational Services	1.5%	1.5%
Administrative and Support and Waste Management and Remediation Services	0.9%	0.9%
Real Estate and Rental and Leasing	0.9%	0.8%
Total	100.0%	100.0%

CHICAGO ATLANTIC BDC, INC.

	As of December 31, 2024
Industry(1)	Amortized Cost	Fair Value
Cannabis	76.6%	76.7%
Finance and Insurance	11.3%	11.2%
Information	5.4%	5.4%
Public Administration	3.7%	3.8%
Retail Trade	1.2%	1.2%
Health Care and Social Assistance	1.0%	1.0%
Real Estate and Rental and Leasing	0.8%	0.7%
Total	100.0%	100.0%

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

As of December 31, 2025 and December 31, 2024, we had three portfolio companies that represented 31.8% and 45.1%, respectively, of our investments, at fair value. As of December 31, 2025 and December 31, 2024, our largest portfolio company represented 15.7% and 18.9%, respectively, of our investments, at fair value.

Investment Activity

The following table provides a summary of the changes in the investment portfolio for the year ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Beginning Portfolio, at fair value	$275,241,398	$54,120,000
Purchases	156,219,502	240,515,638
Accretion of discounts and fees (amortization of premiums), net	2,700,864	1,101,295
PIK interest	2,558,891	743,775
Proceeds from sales of investments and principal repayments	(103,616,798)	(21,410,831)
Net realized gain (loss) on investments	-	(74,483)
Net change in unrealized appreciation (depreciation) on investments	207,930	246,004
Ending Portfolio, at fair value	$333,311,787	$275,241,398

CHICAGO ATLANTIC BDC, INC.

Portfolio Asset Quality

Our portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans. Our portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. Our Adviser’s valuation committee reviews the recommendations and/or changes to the investment risk ratings, which are submitted on a quarterly basis to the Board and the Audit Committee.

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	327,611,910	98.3%
3	5,699,877	1.7%
4	-	0.0%
5	-	0.0%
Total	$333,311,787	100.0%

	As of December 31, 2024
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	275,241,398	100.0%
3	-	0.0%
4	-	0.0%
5	-	0.0%
Total	$275,241,398	100.0%

CHICAGO ATLANTIC BDC, INC.

Debt Investments on Non-Accrual Status

As of December 31, 2025 and December 31, 2024, there were no loans in our portfolio placed on non-accrual status.

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

As of December 31, 2025, the Company had $25,000,000 in outstanding borrowings and $75,000,000 available under the Revolving Line of Credit. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the years ended December 31, 2025 and 2024.

On October 1, 2024, the Company completed the Loan Portfolio Acquisition and acquired a portfolio of loans with a fair value of $219.6 million. Following the Loan Portfolio Acquisition and subsequent originations, the average fair value of the Company's investment portfolio grew from approximately $109.8 million for the year ended December 31, 2024, to approximately $310.4 million for the year ended December 31, 2025. The 183% growth in the average fair value of the investment portfolio resulting from the Loan Portfolio Acquisition and subsequent originations is the main driver for the changes in investment income, operating expenses, net investment income and change in unrealized appreciation (depreciation) for the year ended December 31, 2025, compared to the year ended December 31, 2024. See "Item 1. Business – Organization."

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Stated interest income	$43,544,535	$18,060,773
Accretion of discount and fees (amortization of premium), net	2,700,864	1,101,295
PIK	3,022,776	743,775
Total interest income	49,268,175	19,905,843
Fee income	5,033,987	1,759,910
Total investment income	$54,302,162	$21,665,753

We generate revenues primarily in the form of investment income from the investments we hold, generally in the form of interest income from our debt securities. We also generate revenues in the form of investment income from the cash

CHICAGO ATLANTIC BDC, INC.

we hold, generally in the form of interest income from our cash deposits held by our custodian or investment in a money market fund. Stated interest income represents interest income recognized as earned in accordance with the contractual terms of the loan agreement. Stated interest income from original issue discount (“OID”) and market discount represent the accretion into interest income over the term of the loan as a yield enhancement. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

The Company also recognizes certain fees as one-time fee income, including, but not limited to, structuring fees.

Approximately $2.1 million of repayment premiums were included in interest income for the year ended December 31, 2025. Approximately $0.1 million of prepayment premiums were included in interest income for the year ended December 31, 2024.

Operating Expenses

Our operating expenses for the years ended December 31, 2025 and 2024 are presented below:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Income-based incentive fees	$8,305,705	$2,327,448	$5,978,257	256.9%
Management fee	5,452,521	1,504,239	3,948,282	262.5%
General and administrative expenses	4,634,672	700,000	3,934,672	562.1%
Interest expense	1,249,657	-	1,249,657	100.0%
Professional fees	886,505	527,358	359,147	68.1%
Legal expenses	719,097	282,156	436,941	154.9%
Audit expense	651,252	497,200	154,052	31.0%
Other expenses	626,891	430,254	196,637	45.7%
Sub-administrator fees	587,300	449,974	137,326	30.5%
Excise tax expense	72,406	120,024	(47,618)	-39.7%
Capital gains incentive fees	41,586	34,304	7,282	21.2%
Transaction expenses related to the Loan Portfolio Acquisition	-	5,341,779	(5,341,779)	-100.0%
Total operating expenses	23,227,592	12,214,736	11,012,856	90.2%
Waiver of General and administrative expenses (Note 6)	(658,477)	-	(658,477)	-100.0%
Expense limitation agreement (Note 6)	(1,338,202)	-	(1,338,202)	-100.0%
Net operating expenses	$21,230,913	$12,214,736	$9,016,177	73.8%

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. Net realized gains or losses from investments was approximately $0 and $(74) thousand for the years ended December 31, 2025 and 2024, respectively.

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

CHICAGO ATLANTIC BDC, INC.

Net change in unrealized appreciation (depreciation) from investments for the years ended December 31, 2025 and 2024, is comprised of the following:

	For the Years Ended December 31,
	2025	2024
Gross unrealized appreciation	$1,714,769	$956,472
Gross unrealized depreciation	(1,506,839)	(710,468)
Total net change in unrealized appreciation (depreciation) from investments	$207,930	$246,004

CHICAGO ATLANTIC BDC, INC.

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the years ended December 31, 2025, and 2024:

	For the Years Ended December 31,
	2025	2024
Aeriz Holdings Corp	$53,418	$(53,418)
AI Software, LLC (d/b/a Capacity)	425,453	-
AI Software, LLC (d/b/a Capacity) - Warrants	107,649	-
Archos Capital Group, LLC	1	-
Ascend Wellness	135,909	(23,395)
Aura Home, Inc	(6,359)	(10,265)
Aura Home, Inc - Term D	(2,595)	-
BeLeaf Medical, LLC	70,022	-
Cresco Labs, LLC	(60,665)	-
Curaleaf Holdings, Inc.	167,675	(40,141)
Deep Roots Harvest, Inc.	25,000	(25,000)
Dreamfields Brands, Inc. (d/b/a Jeeter)	(54,547)	(4,907)
Elevation Cannabis, LLC	(167,270)	263,704
Engage3 Holdings, Inc.	7,446	-
Engage3 Holdings, Inc. - Warrants	(74,439)	-
Flowery - Bill's Nursery, Inc.	(110,730)	61,103
Fluent Corp. (f/k/a Consortium)	(60,676)	-
HA-MD, LLC	(2,688)	3,608
Hartford Gold Group, LLC: (Maturity: 1/6/2027)	(23,560)	23,560
Hartford Gold Group, LLC: (Maturity: 12/17/2025)	(12,063)	12,063
Kaleafa, Inc.	27,409	-
Kapple Holdings LLC (Cannabis & Glass)	49,592	-
Minden Holdings, LLC	(3,176)	3,176
Nova Farms, LLC	(122,025)	237,595
Oasis - AZ GOAT AZ LLC	(70,319)	(4,033)
PharmaCann, Inc.	-	135,369
Portofino Labs, Inc. (dba Because Market)	63,273	-
Portofino Labs, Inc. (dba Because Market) - Warrants	(26,500)	-
Proper Holdings, LLC	(3,130)	3,130
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	5,076	(6,441)
Protect Animals With Satellites LLC (Halo Collar): Term Loan	7,455	(9,643)
Remedy - Maryland Wellness, LLC	(23,341)	44,729
RTCP, LLC	(1,045)	19,948
Shangri-La Columbia, LLC	132,733	-
Silver Therapeutics, Inc.	(60,700)	-
Simspace Corporation	72,959	(72,959)
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	118,971	(185,946)
Subsero Holdings - Illinois, Inc	93,998	9,416
Sunny Days Enterprises, LLC	(43,094)	43,094
TerrAscend Corporation	22,408	-
TheraTrue, Inc.	29,857	-
Tulip.io Inc.	(16,349)	(30,143)
Verano Holdings Corp.	(259,245)	(208,031)
Wellgreens 2.0, LLC	(105,138)	-
West Creek Financial Holdings, Inc. dba Koalafi	51,228	(18,320)
Workbox Holdings Inc.	(46,470)	46,493
Workbox Holdings Inc.: A-3 Warrants	(47,000)	(5,785)
Workbox Holdings Inc.:A-4 Warrants	(103,715)	(12,041)
Youth Opportunity Investments, LLC	47,237	49,484
Total net change in unrealized appreciation (depreciation) from investments	$207,930	$246,004

CHICAGO ATLANTIC BDC, INC.

During the year ended December 31, 2025, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our loan portfolio. During the year ended December 31, 2024, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our loan portfolio and the conversion of unrealized appreciation (depreciation) to realized gain (loss).

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from cash flows from operating activities, including proceeds from sales of investments and principal repayments, and interest and fee income earned on investments, as well as borrowings under our Revolving Line of Credit and potentially from future offerings of our securities. The primary uses of our cash includes (i) investments in portfolio companies, (ii) payment of operating expenses, and (iii) dividend payments to holders of our common stock. We have used, and expect to continue to use, our borrowings, including our Revolving Line of Credit, as well as proceeds from investment income and the turnover of our portfolio, to finance our investment objectives and activities.

In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2025, we had approximately $2.9 million in cash and cash equivalents and $25.0 million in total aggregate principal amount of outstanding debt. Our asset coverage as of December 31, 2025, was 1314%. Subject to borrowing base and other restrictions, we had approximately $75.0 million available for additional borrowings under the Revolving Line of Credit as of December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $2.9 million and $23.9 million, respectively. During the twelve months ended December 31, 2025, we experienced a net decrease in cash and cash equivalents of approximately $21 million. During the period, cash used in operating activities was approximately $20.5 million, primarily driven by the purchase of investments of approximately $156.2 million, partially offset by proceeds from sales of investments and principal repayments of portfolio investments of $103.6 million and net investment income of approximately $33.3 million. Cash used in financing activities was approximately $0.5 million, primarily driven by distributions paid of approximately $23.3 million, financing costs paid of approximately $1.2 million, and offering costs paid of approximately $1.1 million, offset by proceeds from net borrowings and repayments under our Revolving Line of Credit of $25 million.

Dividend Reinvestment Plan

Prior to December 31, 2025, we operated an “opt out” Dividend Reinvestment Plan (“DRIP”) for our stockholders. As a result, if we declared a dividend, then stockholders’ cash distributions were automatically reinvested in additional shares of our common stock, unless they specifically chose to “opt out” of the DRIP so as to receive cash distributions. Stockholders who received distributions in the form of shares of our common stock generally were subject to the same U.S. federal income tax consequences as were stockholders who elected to receive their distributions in cash.

On November 26, 2025, in accordance with the terms of the DRIP and by unanimous written consent of our Board, the DRIP was terminated with an effective date of December 31, 2025. Following the termination of the DRIP, all cash dividends or distributions on our common stock with a record date for payment after December 31, 2025 will be paid in cash rather than in shares of our common stock.

CHICAGO ATLANTIC BDC, INC.

U.S. Federal Income Taxes

We elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code for federal income tax purposes. To maintain our tax treatment as a RIC, we must meet specified source-of-income requirements and timely distribute to our stockholders for each taxable year at least 90% of our investment company taxable income. Additionally, in order for us not to be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions affecting amounts reported in our financial statements. We will continuously evaluate our estimates, including those related to the matters described below. These estimates will be based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.Actual results could differ materially from those estimates under different assumptions or conditions. For additional information, please refer to “Note 2 – Significant Accounting Policies” in the notes to the financial statements included with this annual report on Form 10-K. Valuation of investments is considered to be our critical accounting policy and estimates. A discussion of our critical accounting estimates follows.

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

CHICAGO ATLANTIC BDC, INC.

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

The Adviser conducts this valuation process on a quarterly basis.

The Adviser applies Accounting Standards Codification ("ASC") 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Adviser considers the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

All of our investments as of December 31, 2025 and December 31, 2024 were categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

CHICAGO ATLANTIC BDC, INC.

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

Quarterly NAV Determination

The Adviser determines the NAV per share of our common stock on a quarterly basis. The NAV per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities include amounts which we have accrued under our Investment Advisory Agreement, including the base management fee and incentive fees owed to the Adviser. See “ Item 1A. Business – Investment Advisory Agreement – Management Fee.”

Valuation Determinations in Connection with Certain Offerings

In connection with certain future offerings of shares of our common stock, our Board will be required to make the determination that we are not selling shares of our common stock at a price below the then current NAV of our common stock, exclusive of any distributing commission or discount (which NAV shall be determined as of a time within 48 hours, excluding Sundays and holidays, next preceding the time of such determination). Our Board will consider the following factors, among others, in making such determination:

•
the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC;
•
our management’s assessment of whether any material change in the NAV of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed NAV of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and
•
the magnitude of the difference between (i) a value that our Board has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of our common stock, which is based upon the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of our common stock since the date of the most recently disclosed NAV of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

Moreover, to the extent that there is a possibility that we may (i) issue shares of common stock at a price per share below the then current NAV per share at the time at which the sale is made or (ii) trigger the undertaking (which we provide in certain registration statements we file with the SEC) to suspend the offering of shares of our common stock if the NAV per share fluctuates by certain amounts in certain circumstances until the prospectus is amended, our Board will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the NAV per share of common stock within two days prior to any such sale to ensure that such sale will not be below our then current NAV per share, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the NAV per share to ensure that such undertaking has not been triggered.

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

CHICAGO ATLANTIC BDC, INC.

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

CHICAGO ATLANTIC BDC, INC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Valuation Risk

Our investments generally do not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

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

As of December 31, 2025, 71.8% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 28.2% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2024, 79.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 20.5% of our debt investments based on outstanding principal balance represented fixed rate investments.

As of December 31, 2025, approximately 63% of our floating-rate investments based on PRIME or SOFR, were at their respective interest rate floors. As of December 31, 2024 approximately 41% of our floating-rate investments based on PRIME or SOFR, were at their respective interest rate floors.

Based on our Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors/ceilings for floating rate instruments) and hypothetical changes in the SOFR on our Revolving Line of Credit, assuming that there is no change in our investment and borrowing structure (in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$5,843	$750	$5,093
Up 200 basis points	$3,443	$500	$2,943
Up 100 basis points	$1,330	$250	$1,080
Down 100 basis points	$(402)	$(179)	$(223)
Down 200 basis points	$(498)	$(179)	$(319)
Down 300 basis points	$(594)	$(179)	$(415)

CHICAGO ATLANTIC BDC, INC.

Based on our Statements of Assets and Liabilities for the year ended December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the benchmark rate on our debt investments(considering interest rate floors for floating rate instruments):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$6,618	$-	$6,618
Up 200 basis points	$4,412	$-	$4,412
Up 100 basis points	$2,206	$-	$2,206
Down 100 basis points	$(648)	$-	$(648)
Down 200 basis points	$(1,285)	$-	$(1,285)
Down 300 basis points	$(1,777)	$-	$(1,777)

CHICAGO ATLANTIC BDC, INC.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Chicago Atlantic BDC, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Chicago Atlantic BDC, Inc. (the “Company”), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025, and 2024, by correspondence with the custodian and the underlying investees or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

New York, NY

March 19, 2026

Chicago Atlantic BDC, Inc.

Statements of Assets and Liabilities

	As of December 31,
	2025	2024
ASSETS
Investments at fair value:
Non-control/non-affiliate investments at fair value (amortized cost of $332,209,170 and $274,346,711, respectively)	$333,311,787	$275,241,398
Interest receivable	3,175,591	3,582,610
Cash and cash equivalents	2,934,752	23,932,406
Due from affiliates	1,804,032	2,361,019
Prepaid expenses and other assets	770,292	321,108
Receivable for investment sold	-	4,122,500
Total assets	$341,996,454	$309,561,041

LIABILITIES
Revolving line of credit	$25,000,000	$-
Distributions payable	7,759,001	-
Income-based incentive fees payable	2,073,319	1,998,945
Management fee payable	1,446,470	758,362
Due to affiliates	1,311,604	905,129
Professional fees payable	456,616	458,809
Other payables	284,774	46,219
Capital gains incentive fees payable	163,473	121,887
Excise tax payable	69,609	88,709
Unearned interest income	23,514	37,752
Transaction fees payable related to the Loan Portfolio Acquisition	-	2,945,125
Offering costs payable	-	989,645
Deferred financing costs payable	-	47,881
Total liabilities	$38,588,380	$8,398,463

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,590 and 22,820,386 shares issued and outstanding, respectively	$228,206	$228,204
Additional paid-in-capital	303,154,218	303,272,034
Distributable earnings (Accumulated loss)	25,650	(2,337,660)
Total net assets	$303,408,074	$301,162,578
NET ASSET VALUE PER SHARE	$13.30	$13.20

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Operations

	For the Years Ended December 31,
	2025	2024	2023
INVESTMENT INCOME
Non-control/non-affiliate investment income
Interest income	$49,268,175	$19,905,843	$11,736,649
Fee income	5,033,987	1,759,910	196,251
Total investment income	54,302,162	21,665,753	11,932,900

EXPENSES
Income-based incentive fees	8,305,705	2,327,448	1,511,253
Management fee	5,452,521	1,504,239	1,013,764
General and administrative expenses	4,634,672	700,000	-
Interest expense	1,249,657	-	-
Professional fees	886,505	527,358	435,090
Legal expenses	719,097	282,156	343,824
Audit expense	651,252	497,200	499,698
Other expenses	626,891	430,254	355,672
Sub-administrator fees	587,300	449,974	335,253
Excise tax expense	72,406	120,024	10,655
Capital gains incentive fees	41,586	34,304	87,583
Transaction expenses related to the Loan Portfolio Acquisition	-	5,341,779	711,264
Total expenses	23,227,592	12,214,736	5,304,056
Waiver of general and administrative expenses (Note 6)	(658,477)	-	-
Expense limitation agreement (Note 6)	(1,338,202)	-	-
Net expenses	21,230,913	12,214,736	5,304,056
NET INVESTMENT INCOME (LOSS)	33,071,249	9,451,017	6,628,844

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled non-affiliate investments	-	(74,483)	(210,767)
Net realized gain (loss) from investments	-	(74,483)	(210,767)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled non-affiliate investments	207,930	246,004	922,031
Net change in unrealized appreciation (depreciation) on investments	207,930	246,004	922,031
Net realized and unrealized gains (losses)	207,930	171,521	711,264

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$33,279,179	$9,622,538	$7,340,108

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$1.45	$0.91	$1.07
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$1.46	$0.93	$1.18
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,820,489	10,343,621	6,214,682

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	33,071,249	33,071,249
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	207,930	207,930
Total net increase (decrease) in net assets resulting from operations	-	-	-	33,279,179	33,279,179
Distributions to stockholders from:
Investment income-net	-	-	-	(31,035,872)	(31,035,872)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-	-	-
Reinvestment of stockholder distributions	204	2	2,187	-	2,189
Total net increase (decrease) in net assets from capital transactions	204	2	2,187	-	2,189
Total increase (decrease) in net assets	204	2	2,187	2,243,307	2,245,496
Effect of permanent adjustments			(120,003)	120,003	-
Balance, December 31, 2025	22,820,590	$228,206	$303,154,218	$25,650	$303,408,074

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	9,451,017	9,451,017
Net realized gain (loss) from investments	-	-	-	(74,483)	(74,483)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	246,004	246,004
Total net increase (decrease) in net assets resulting from operations	-	-	-	9,622,538	9,622,538
Distributions to stockholders from:
Investment income-net	-	-	-	(12,420,140)	(12,420,140)
Capital transactions
Issuance of common stock, net of offering costs	16,605,372	166,054	218,240,696	-	218,406,750
Reinvestment of stockholder distributions	73	1	811	-	812
Total net increase (decrease) in net assets from capital transactions	16,605,445	166,055	218,241,507	-	218,407,562
Total increase (decrease) in net assets	16,605,445	166,055	218,241,507	(2,797,602)	215,609,960
Effect of permanent adjustments	-	-	(10,676)	10,676	-
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2022	6,214,672	$62,147	$84,917,788	$1,495,794	$86,475,729
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	6,628,844	6,628,844
Net realized gain (loss) from investments	-	-	-	(210,767)	(210,767)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	922,031	922,031
Total net increase (decrease) in net assets resulting from operations	-	-	-	7,340,108	7,340,108
Distributions to stockholders from:
Investment income-net	-	-	-	(8,265,537)	(8,265,537)
Capital transactions
Issuance of common stock, net of offering costs	-	-	-		-
Reinvestment of stockholder distributions	269	2	2,316	-	2,318
Total net increase (decrease) in net assets from capital transactions	269	2	2,316	-	2,318
Total increase (decrease) in net assets	269	2	2,316	(925,429)	(923,111)
Effect of permanent adjustments	-	-	121,099	(121,099)	-
Balance, December 31, 2023	6,214,941	$62,149	$85,041,203	$449,266	$85,552,618

See notes to financial statements

Chicago Atlantic BDC, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$33,279,179	$9,622,538	$7,340,108
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	(207,930)	(246,004)	(922,031)
Net (accretion of discounts) and amortization of premiums	(2,700,864)	(1,101,295)	(810,554)
Purchase of investments	(156,219,502)	(29,943,975)	(8,442,000)
PIK interest capitalized	(2,558,891)	(743,775)	(115,725)
Proceeds from sales of investments and principal repayments	103,616,798	21,410,831	6,214,093
Amortization of deferred financing costs	628,985	-	-
Net realized (gain) loss from investments	-	74,483	210,767
(Increase) Decrease in operating assets:
Interest receivable	407,019	(1,827,250)	(196,279)
Receivable for investment sold	4,122,500	(4,122,500)	-
Due from affiliates	556,987	(2,361,019)	-
Prepaid expenses and other assets	129,546	(133,953)	(56,953)
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	74,374	487,692	1,511,253
Management fee payable	688,108	501,241	86,156
Capital gains incentive fees payable	41,586	34,304	87,583
Professional fees payable	(2,193)	26,856	221,639
Transaction fees payable related to the Loan Portfolio Acquisition	(2,945,125)	2,233,861	711,264
Other payables	238,555	32,397	(19,841)
Due to affiliates	406,475	905,129	(37)
Excise tax payable	(19,100)	78,054	(69,911)
Unearned interest income	(14,238)	37,752	-
Net cash provided by (used in) operating activities	(20,477,731)	(5,034,633)	5,749,532

Cash flows from financing activities
Offering costs paid	(1,090,931)	(274,728)	-
Distributions paid	(23,274,682)	(12,419,330)	(8,263,217)
Financing costs paid	(1,154,310)	-	-
Proceeds from borrowings on revolving line of credit	51,500,000	-	-
Principal payments under revolving line of credit	(26,500,000)	-	-
Proceeds from issuance of common stock	-	9,049,462	-
Net cash provided by (used in) financing activities	(519,923)	(3,644,596)	(8,263,217)

Net increase (decrease) in cash and cash equivalents	(20,997,654)	(8,679,229)	(2,513,685)
Cash and cash equivalents, beginning of period	23,932,406	32,611,635	35,125,320
Cash and cash equivalents, end of period	$2,934,752	$23,932,406	$32,611,635

Supplemental disclosures
Excise taxes paid	$115,357	$41,969	$80,566
Interest expense paid	37,979	-	-
Non-cash operating, financing and investing activity
Accrual for deferred financing costs (Note 2)	$1,106,429	$47,881	$-
Accrual for deferred offering costs (Note 2)	101,286	49,998	-
Reinvestment of dividend distribution	2,189	812	2,318
Loans acquired for issuances of shares of common stock	-	210,571,663	-

Chicago Atlantic BDC, Inc.

December 31, 2025

Schedule of Investments

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Investments at Fair Value													(1)(5)(16)(17)
US Corporate Debt First Lien Senior Secured U.S. Debt
Administrative and Support and Waste Management and Remediation Services
Hugo Technologies, Inc.	Term Loan	11.79%	S	8.00%	0.00%	3.25%	12/10/2025	12/10/2030	3,000	3,000	3,000	1.0%	(10)
Total Administrative and Support and Waste Management and Remediation Services										3,000	3,000	1.0%
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	12.50%	P	5.75%	0.00%	0.00%	6/30/2025	6/30/2028	9,590	9,590	9,590	3.2%	(9)
Archos Capital Group, LLC	Delayed Draw Term Loan	14.25%	P	5.75%	0.00%	8.50%	10/1/2024	1/5/2026	113	113	113	0.0%	(10)
BeLeaf Medical, LLC	Term Loan	13.25%	P	5.75%	0.00%	7.50%	8/20/2025	8/20/2028	14,004	14,004	14,074	4.6%	(10)
CO Acquisition Vehicle, LLC	Term Loan	20.00%	F	0.00%	20.00%	0.00%	9/30/2025	12/31/2029	15,521	15,521	15,521	5.1%	(9)
Cresco Labs, LLC	Term Loan	12.50%	F	12.50%	0.00%	0.00%	8/13/2025	8/13/2030	7,500	7,223	7,162	2.4%	(10)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	9/30/2028	31,745	31,713	31,745	10.5%	(11)
Elevation Cannabis, LLC	Delayed Draw Term Loan	16.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	10,822	10,671	10,768	3.5%	(10)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2027	13,978	13,958	13,908	4.6%	(12)
FLUENT Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	8,481	8,372	8,311	2.7%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	2,870	2,869	2,870	1.0%	(12)
Illicit - S1 Enterprises, Inc.	Term Loan	13.96%	S	10.24%	0.00%	3.72%	12/31/2025	12/31/2028	15,000	14,610	14,610	4.8%	(10)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	12/4/2024	12/3/2027	2,741	2,741	2,768	0.9%	(11)
Kapple Holdings LLC (Cannabis & Glass)	Delayed Draw Term Loan	14.53%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	3,667	3,635	3,685	1.2%	(11)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	14,196	13,655	13,770	4.5%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2027	4,384	4,370	4,296	1.4%	(11)
Shangri-La Columbia, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	7.50%	6/30/2025	6/30/2028	11,400	11,210	11,343	3.7%	(10)(18)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	6,070	6,070	6,009	2.0%	(9)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.00%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,711	2,688	2,792	0.9%	(10)
TerrAscend Corporation	Term Loan	12.75%	F	12.75%	0.00%	0.00%	7/15/2025	8/1/2028	3,043	2,915	2,937	1.0%	(14)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/18/2025	3/13/2027	2,986	2,986	3,016	1.0%	(10)
Verano Holdings Corp.	Term Loan	13.25%	P	6.50%	0.00%	6.25%	10/27/2024	10/30/2026	42,249	42,241	42,249	13.9%	(10)
Verano Holdings Corp.	Revolver	12.49%	S	8.33%	0.00%	4.00%	9/30/2025	9/29/2028	10,000	10,000	10,000	3.3%	(10)
Wellgreens 2.0, LLC	Term Loan	14.00%	P	6.50%	0.00%	7.50%	7/24/2025	7/31/2029	4,398	4,438	4,333	1.4%	(11)(19)
Total Cannabis										235,593	235,870	77.6%
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Term Loan	11.99%	S	8.00%	0.00%	3.99%	11/24/2025	10/24/2029	5,000	4,966	4,966	1.6%	(13)
Total Educational Services										4,966	4,966	1.6%
Information
AI Software, LLC (d/b/a Capacity)	Delayed Draw Term Loan	16.00%	P	6.50%	2.00%	7.50%	6/13/2025	6/13/2029	5,044	4,670	5,095	1.7%	(10)
Engage3 Holdings, Inc.	Term Loan	14.00%	P	2.50%	4.00%	7.50%	7/22/2025	7/22/2030	6,089	5,777	5,784	1.9%	(11)
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,577	3,472	3,470	1.1%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	1,858	1,804	1,803	0.6%	(9)

Total Information										15,723	16,152	5.3%
Manufacturing
Action Target, Inc.	Delayed Draw Term Loan	12.00%	P	2.00%	1.50%	8.50%	8/29/2025	7/19/2027	2,440	2,440	2,440	0.8%	(11)
Ocular Science, Inc.	Term Loan	13.00%	P	5.25%	1.00%	6.75%	12/17/2025	6/17/2029	5,000	4,851	4,851	1.6%	(11)
Total Manufacturing										7,291	7,291	2.4%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.02%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	11,447	11,407	11,504	3.8%	(10)
Total Public Administration										11,407	11,504	3.8%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	2,234	1,988	1,988	0.7%	(10)
Total Real Estate and Rental and Leasing										1,988	1,988	0.7%
Retail Trade
Aura Home, Inc	Term Loan	10.77%	S	6.50%	0.00%	3.75%	10/1/2024	9/22/2026	3,325	3,325	3,309	1.1%	(9)
Aura Home, Inc	Term Loan	10.77%	S	6.50%	0.00%	3.75%	4/11/2025	9/22/2026	519	519	516	0.2%	(9)
Portofino Labs, Inc. (dba Because Market)	Term Loan	12.03%	S	6.25%	1.50%	4.25%	4/30/2025	4/30/2029	5,045	5,007	5,070	1.7%
Total Retail Trade										8,851	8,895	3.0%
Total First Lien Senior Secured U.S. Debt										288,819	289,666	95.4%

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings, Inc.	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,370	3,483	1.1%	(9)
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	8,500	8,052	8,330	2.7%	(9)(14)
Total Cannabis										11,422	11,813	3.8%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,981	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. dba Koalafi	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	3,643	3,628	3,661	1.2%	(12)
Total Finance and Insurance										25,609	25,661	8.5%
Total Senior Secured U.S. Notes										37,031	37,474	12.3%
Second Lien Senior Secured
Cannabis
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	20.25%	P	9.00%	3.50%	7.75%	10/1/2024	8/1/2028	1,426	1,426	1,447	0.5%	(9)
Total Cannabis										1,426	1,447	0.5%
Total Second Lien Senior Secured U.S. Debt										1,426	1,447	0.5%
Total U.S. Corporate Debt										327,276	328,587	108.2%
First Lien Senior Secured Canadian Debt
Information
Tulip.io Inc.	Term Loan	15.00%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,099	3,100	3,053	1.0%	(8)(14)
Total Information										3,100	3,053	1.0%
Total First Lien Senior Secured Canadian Debt										3,100	3,053	1.0%
Total Canadian Corporate Debt										3,100	3,053	1.0%
Total Debt Investments										330,376	331,640	109.2%

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnotes
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-1 Preferred	5/20/2024	358,950	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U .S. Warrants							(6)
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Warrants	11/24/2025	152,880	36	36	0.0%	(13)
Total Educational Services				36	36	0.0%
Information
AI Software, LLC (d/b/a Capacity)	Warrants	6/13/2025	270,850	431	539	0.2%	(10)
Engage3 Holdings, Inc.	Warrants	7/22/2025	975,490	342	268	0.1%	(11)
Total Information				773	807	0.3%
Manufacturing
Ocular Science, Inc.	Warrants	12/17/2025	1,890,960	151	151	0.0%	(11)
Total Manufacturing				151	151	0.0%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-3 Warrants	5/20/2024	791,258	97	44	0.0%	(10)
Workbox Holdings, Inc.	A-4 Warrants	5/20/2024	2,083,258	230	115	0.0%	(10)
Total Real Estate and Rental and Leasing				327	159	0.0%
Retail Trade
Portofino Labs, Inc. (dba Because Market)	Warrants	4/30/2025	73,554	46	19	0.0%	(11)
Total Retail Trade				46	19	0.0%
Total U.S. Warrants				1,333	1,172	0.5%
Canadian Warrants							(6)
Information
Tulip.io Inc.	Warrants	11/4/2024	-	-	-	0.0%	(8)(14)
Total Information				-	-	0.0%
Total Canadian Warrants				-	-	0.0%
Total Equity Investments				1,833	1,672	0.7%
TOTAL INVESTMENTS				332,209	333,312	109.9%

Footnote Legend

(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the Financial Accounting Standards Board’s Accounting Standards Codification 820, Fair Value Hierarchy.
(2)
Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates ("1M," "3M" or "6M", respectively) as defined in the Credit or Loan Service Agreement. As of December 31, 2025, rates for 1M S, 3M S and 6M S are 3.79%, 4.01%, and 4.20%, respectively. As of December 31, 2025, the P was 6.75%. Loans identified as "F" pay interest at the fixed rate listed in the table.
(4)
All investments were valued at fair value. See "Note 4 — Fair Value of Financial Instruments" in the accompanying notes to the financial statements.

(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.
(6)
Indicates a non-income producing investment. As of December 31, 2025, no debt investments are deemed as non-income producing.
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
(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2025, the aggregate fair value of non-qualifying assets is $14,319,903 or 4.19% of the Company’s total assets.
(15)
The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind ("PIK") interest or dividends.
(16)
Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” or deemed to “control” a portfolio company.
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

Chicago Atlantic BDC, Inc.

December 31, 2024

Schedule of Investments

(In thousands)

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

The Company is managed by Chicago Atlantic BDC Advisers, LLC (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940 with the Securities and Exchange Commission (“SEC”). The Adviser has engaged SS&C Technologies, Inc. and ALPS Fund Services, Inc. (“SS&C”), as sub-administrator, to perform administrative services necessary for the Company's operations.

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

On October 1, 2024, the Adviser and Chicago Atlantic BDC Holdings, LLC (together with its affiliates, “Chicago Atlantic”), the investment adviser of CALP, consummated a previously announced transaction pursuant to which a joint venture between Chicago Atlantic and the Adviser was created to combine and jointly operate the Adviser’s, and a portion of Chicago Atlantic’s, investment management businesses (the “Joint Venture”).

In connection with the Loan Portfolio Acquisition and the Joint Venture, the Company was renamed “Chicago Atlantic BDC, Inc.,” and its ticker symbol was changed to “LIEN,” and the Adviser was renamed “Chicago Atlantic BDC Advisers, LLC.” The changes to the Company’s name and ticker symbol became effective in the market at the open of business on October 2, 2024.

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

Reclassifications

Certain reclassifications have been made in the presentation of prior year financial statements and accompanying notes to conform to the current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of December 31, 2025 and December 31, 2024, cash and cash equivalents consisted of $2.9 million and $23.9 million, respectively, all of which are held with high credit quality financial institutions, which are members of the FDIC.

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

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

Investments traded but not yet settled, if any, are reported in payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities.

Investment Valuation

The Company’s investments are recorded at their fair value on the Statements of Assets and Liabilities.

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

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

The Adviser conducts this valuation process on a quarterly basis.

The Adviser applies ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value is the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Adviser considers the principal market to be the market that has the greatest volume and level of activity. The Adviser applies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Preferred Stock and Warrants

The Company may be issued preferred stock or warrants by portfolio companies as yield enhancements in connection with a related debt investment. Preferred stock or warrants are recorded as assets at fair value on the grant date. The Adviser determines the cost basis of these equity investments received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and equity received.

The Adviser generally utilizes the market approach to estimate the fair value of preferred stock as of the measurement date. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, which may include EBITDA multiples, revenue multiples or asset multiples, based on the development stage of the underlying issuers, that are assessed to be indicative of fair value of the respective portfolio company.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

Depending on the facts and circumstances, the Adviser generally utilizes the market approach or a Black-Scholes pricing model to estimate the fair value of warrants as of the measurement date. As part of its application of the market approach, the Adviser estimates the enterprise value of a portfolio company utilizing customary pricing multiples, which may include EBITDA multiples, revenue multiples or asset multiples, based on the development stage of the underlying issuers, that are assessed to be indicative of fair value of the respective portfolio company. When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of equity positions in private companies. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

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

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual status. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of December 31, 2025 and December 31, 2024, there were no investments placed on non-accrual status.

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

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of December 31, 2025 and December 31, 2024, the Company recorded $23,514 and $37,752, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

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

For the years ended December 31, 2025, 2024 and 2023, the Company accrued $72,406, $120,024 and $10,655, respectively, of excise taxes. As of December 31, 2025 and December 31, 2024, $69,609 and $88,709, respectively, of accrued excise taxes remained payable.

During the year ended December 31, 2025, the Company determined that it had overpaid its estimated federal excise tax liability for the prior fiscal year by $23,850. This overpayment resulted in an excise tax receivable and is included in prepaid expenses and other assets on the Statements of Assets and Liabilities. The Company has evaluated the realizability of the deferred tax asset and believes it is more likely than not that the benefit will be realized in future periods through either a refund or application against future excise tax liabilities. Accordingly, no valuation allowance has been recorded against this deferred tax asset.

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

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

Based on the analysis of the Company’s tax position, the Company had no uncertain tax positions that met the recognition or measurement criteria as of December 31, 2025 and December 31, 2024. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of December 31, 2025, the tax years that remain subject to examination by the Internal Revenue Service are from 2022 (commencement of operations) forward.

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

Offering Costs

These costs consist primarily of legal fees and other costs incurred in connection with issuances of the Company’s common stock, including the preparation of the Company’s registration statement, registration fees, transfer agent expenses, and other expenses relating to the offering. Offering costs are capitalized as deferred offering costs and, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of December 31, 2025 and December 31, 2024, deferred offering costs were $151,284 and $49,998, respectively.

The deferred offering costs were charged to capital upon the issuance of shares subsequent to the completion of the Loan Portfolio Acquisition. For the years ended December 31, 2025, 2024, and 2023, $0, $1,214,375, and $0 respectively, of offering costs were charged to capital. As of December 31, 2025 and December 31, 2024, there were $0 and $989,645, respectively, of offering costs that remained payable by the Company.

Transaction expenses related to the Loan Portfolio Acquisition

For the years ended December 31, 2025, 2024 and 2023, the Company incurred transaction expenses related to the Loan Portfolio Acquisition of $0, $5,341,779 and $711,264, respectively. As of December 31, 2025 and December 31, 2024, $0 and $2,945,125, respectively, of transaction expenses related to the Loan Portfolio Acquisition remained payable, and are included in transaction fees payable on the Statements of Assets and Liabilities.

Deferred Financing Costs

Deferred financing costs consist of origination expenses incurred in connection with the closing, or anticipated closing, of a credit facility, and include legal, accounting, and other related expenses. These costs are deferred and amortized as interest expense using the straight-line method over the term of the applicable credit facility. In addition to origination expenses, the Company pays an annual upfront fee related to its credit facility. These fees are deferred and amortized as interest expense using the straight-line method over a one-year term. Deferred financing costs are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of December 31, 2025 and December 31, 2024, deferred financing costs payable were $0 and $47,881, respectively.

New Accounting Standards

On January 1, 2025, the Company adopted Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. This ASU affects financial statement disclosure only. The Company adopted ASU 2023-09 on a prospective basis and concluded that the application of the guidance did not have any material impact on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

The following tables summarize the composition of the Company’s portfolio investments by investment type as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$295,145,971	88.3%	$291,918,975	87.9%	$292,719,497	87.8%
Senior Secured Notes	37,642,786	11.3%	37,030,961	11.1%	37,473,499	11.2%
Second Lien Senior Secured Loans	1,425,799	0.4%	1,425,798	0.4%	1,447,186	0.4%
Warrants	-	0.0%	1,333,436	0.4%	1,171,605	0.4%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Total	$334,214,556	100.0%	$332,209,170	100.0%	$333,311,787	100.0%

	As of December 31, 2024
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$242,269,725	87.3%	$239,036,463	87.1%	$239,860,206	87.1%
Senior Secured Notes	35,147,669	12.7%	34,567,422	12.6%	34,656,192	12.6%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Warrants	-	0.0%	242,826	0.1%	225,000	0.1%
Total	$277,417,394	100.0%	$274,346,711	100.0%	$275,241,398	100.0%

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$94,255,821	$92,862,392	$93,187,170	2.7 years
Floating-rate debt (SOFR)	57,002,436	56,470,076	56,660,443	2.5 years
Floating-rate debt (PRIME)	182,956,299	181,043,266	181,792,569	2.0 years
Total Debt Instruments	$334,214,556	$330,375,734	$331,640,182	2.3 years

	As of December 31, 2024
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$56,819,862	$55,954,923	$56,158,027	2.6 years
Floating-rate debt (SOFR)	15,543,708	15,134,388	15,209,230	1.5 years
Floating-rate debt (PRIME)	205,053,824	202,514,574	203,149,141	1.8 years
Total Debt Instruments	$277,417,394	$273,603,885	$274,516,398	1.9 years

The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industry. The Company uses the North American Industry Classification System ("NAICS") for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

The following tables summarize the composition of the Company’s portfolio investments by industry as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$248,441,479	74.8%	$249,130,462	74.7%
Finance and Insurance	25,609,187	7.7%	25,660,999	7.7%
Information	19,595,501	5.9%	20,011,566	6.0%
Public Administration	11,407,386	3.4%	11,504,108	3.5%
Retail Trade	8,896,598	2.7%	8,914,151	2.7%
Manufacturing	7,441,941	2.2%	7,441,941	2.2%
Educational Services	5,001,681	1.5%	5,001,681	1.5%
Administrative and Support and Waste Management and Remediation Services	3,000,000	0.9%	3,000,000	0.9%
Real Estate and Rental and Leasing	2,815,397	0.9%	2,646,879	0.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

	As of December 31, 2024
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$210,144,841	76.6%	$211,007,307	76.7%
Finance and Insurance	30,866,942	11.3%	30,907,369	11.2%
Information	14,873,810	5.4%	14,754,624	5.4%
Public Administration	10,273,444	3.7%	10,322,928	3.8%
Retail Trade	3,285,390	1.2%	3,275,125	1.2%
Health Care and Social Assistance	2,753,852	1.0%	2,796,946	1.0%
Real Estate and Rental and Leasing	2,148,432	0.8%	2,177,099	0.7%
Total	$274,346,711	100.0%	$275,241,398	100.0%

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

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$138,071,134	41.6%	$138,912,130	41.7%
Northeast	66,803,146	20.1%	67,247,357	20.2%
West	65,511,094	19.7%	65,410,158	19.6%
Southeast	28,827,032	8.7%	28,750,558	8.6%
Southwest	26,982,778	8.1%	27,001,681	8.1%
International:
Canada	6,013,986	1.8%	5,989,903	1.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

	As of December 31, 2024
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$88,999,405	32.4%	$89,624,122	32.6%
West	86,686,279	31.6%	86,660,218	31.5%
Northeast	52,963,212	19.3%	53,223,047	19.3%
Southwest	21,980,052	8.0%	22,000,000	8.0%
Southeast	20,703,496	7.6%	20,749,887	7.5%
International:
Canada	3,014,267	1.1%	2,984,124	1.1%
Total	$274,346,711	100.0%	$275,241,398	100.0%

Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk, concentration risk, credit risk, liquidity risk, interest rate risk, prepayment risk, risks associated with financial, economic and other global market developments and disruptions, including those arising from war, terrorism, market manipulation, government interventions, government defaults and shutdowns, political changes or diplomatic developments, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics) and natural/environmental disasters, which can all negatively impact the securities markets generally. These events can also impair the technology and other operational systems upon which the Company’s service providers rely and could otherwise disrupt the Company’s service providers’ ability to fulfill their obligations to the Company. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

As of December 31, 2025 and December 31, 2024, we had three portfolio companies that represented 31.8% and 45.1%, respectively, of the fair values of our portfolio. As of December 31, 2025 and December 31, 2024, our largest portfolio company represented 15.7% and 18.9%, respectively, of the total fair values of our investments in portfolio companies.

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

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of December 31, 2025 and December 31, 2024, the Company’s portfolio investments consisted primarily of investments in senior secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

The fair value determination of each portfolio investment categorized as Level 3 required the use of one or more unobservable inputs.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s debt investments may vary and may include debt investments’ yield (i.e. discount rate). The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant investments may vary and may include EBITDA multiples, revenue multiples and asset multiples.

The Company’s investments measured at fair value by investment type on a recurring basis as of December 31, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at December 31, 2025 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$292,719,497	$292,719,497
Senior Secured Notes	-	-	37,473,499	37,473,499
Second Lien Senior Secured Loans	-	-	1,447,186	1,447,186
Warrants	-	-	1,171,605	1,171,605
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$333,311,787	$333,311,787

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

	Fair Value Measurements at December 31, 2024 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$239,860,206	$239,860,206
Senior Secured Notes	-	-	34,656,192	34,656,192
Preferred Stock	-	-	500,000	500,000
Warrants	-	-	225,000	225,000
Total	$-	$-	$275,241,398	$275,241,398

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2025 and December 31, 2024. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over the U.S. Prime Rate ("PRIME"), Secured Overnight Financing Rate ("SOFR") and/or U.S. Treasury Rates, as applicable, for senior secured first lien term loans, as of December 31, 2025 and December 31, 2024.

Investment Type	Fair Value as of December 31, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$249,770,789	Discounted Cash Flow	Discount Rate	8.40% - 23.25%	12.81%
First Lien Senior Secured Loans	42,948,708	Recent Transaction	N/A	N/A	N/A
Senior Secured Notes	37,473,499	Discounted Cash Flow	Discount Rate	5.87% - 18.23%	10.66%
Second Lien Senior Secured Loans	1,447,186	Discounted Cash Flow	Discount Rate	18.39% - 20.39%	19.64%
Warrants	826,250	Enterprise Value	Revenue Multiple	1.75x - 5.25x	4.52x
Preferred Stock	500,000	Market Approach	Current Value	1.75x	1.75x
Warrants	345,355	Option Pricing Model	Volatility Factor	49.00% - 72.00%	51.51%
Total	$333,311,787

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

Investment Type	Fair Value as of December 31, 2024	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$239,860,206	Discounted Cash Flow	Discount Rate	9.10% - 28.60%	13.38%
Senior Secured Notes	34,656,192	Discounted Cash Flow	Discount Rate	7.40% - 17.20%	11.53%
Preferred Stock	500,000	Market Approach	Current Value	2.5x	2.5x
Warrants	225,000	Option Pricing Model	Volatility Factor	47.20%	47.20%
Total	$275,241,398

(1)
The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2025 and 2024:

	First Lien Senior Secured Loans	Senior Secured Notes	Second Lien Senior Secured Loans	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2024	$239,860,206	$34,656,192	$-	$500,000	$225,000	$275,241,398
Purchases	151,528,892	3,600,000	-	-	1,090,610	156,219,502
Accretion of discount and fees (amortization of premium), net	2,323,787	368,422	8,655	-	-	2,700,864
PIK interest	2,290,897	240,912	27,082	-	-	2,558,891
Proceeds from sales of investments and principal repayments	(100,272,803)	(1,745,795)	(1,598,200)	-	-	(103,616,798)
Net realized gain (loss) on investments	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	15,404	353,768	(17,237)	-	(144,005)	207,930
Transfers between investment types	(3,026,886)	-	3,026,886	-	-	-
Balance as of December 31, 2025	$292,719,497	$37,473,499	$1,447,186	$500,000	$1,171,605	$333,311,787

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2025	$(163,816)	$353,768	$(23,342)	$-	$(144,005)	$22,605

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2023	46,006,000	$8,114,000	$-	$-	$54,120,000
Purchases	209,436,202	30,336,610	500,000	242,826	240,515,638
Accretion of discount and fees (amortization of premium), net	836,005	265,290	-	-	1,101,295
PIK interest	679,962	63,813	-	-	743,775
Proceeds from sales of investments and principal repayments	(17,288,331)	(4,122,500)	-	-	(21,410,831)
Net realized gain (loss) on investments	-	(74,483)	-	-	(74,483)
Net change in unrealized appreciation (depreciation) on investments	190,368	73,462	-	(17,826)	246,004
Balance as of December 31, 2024	$239,860,206	$34,656,192	$500,000	$225,000	$275,241,398

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2024	$190,368	$73,462	$-	$(17,826)	$246,004

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

NOTE 5 – DEBT

Revolving Line of Credit

On February 11, 2025, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement” or the "Revolving Line of Credit") by and among the Company, as borrower, Western Alliance Trust Company, N.A. (“WATC”), as administrative agent, Western Alliance Bank, as an issuing bank and as the initial lender, and the other lenders party thereto from time to time.

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

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term SOFR plus 3.00%, subject to a minimum interest rate of 6.00%, with the all in interest rate on outstanding borrowings under the Revolving Line of Credit as of December 31, 2025 equal to 6.72%. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. For the years ended December 31, 2025, 2024 and 2023, the company recorded $435,792, $0, and $0 respectively, of commitment fees which are included in interest expense on the Statements of Operations. The Company will also be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

The Company incurred $1,154,310 of financing costs in connection with the origination of the Revolving Line of Credit. As of December 31, 2025 and 2024, $525,324 and $47,881, respectively, of deferred financing costs were included in prepaid expenses and other assets on the Statements of Assets and Liabilities. For the years ended December 31, 2025, 2024 and 2023, $628,985, $0, and $0 respectively, of such costs were amortized and included in interest expense on the Statements of Operations.

As of December 31, 2025, the Company had $25,000,000 in outstanding borrowings on the Revolving Line of Credit. The Revolving Line of Credit includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

The fair value of the Revolving Line of Credit is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

The following table presents the components of interest expense for the following periods:

	For the Years Ended December 31,
	2025	2024	2023
Commitment fee	$435,792	-	-
Amortization of deferred financing costs	628,985	-	-
Interest expense	184,880	-	-
Total interest expense	$1,249,657	-	-
Average interest rate	7.02%	-	-
Average daily borrowings	$2,597,260	-	-

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

Senior Securities

Information about our senior securities is shown in the following table as of December 31, 2025 (in thousands except for per unit data).

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
December 31, 2025	$25,000,000	$13,136	-	N/A

(1) Total amount of each class of senior securities outstanding at the end of the period presented.

(2) Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3) The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4) Not applicable because the senior securities are not registered for public trading.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

The management fee is payable quarterly in arrears. For the years ended December 31, 2025, 2024 and 2023, the Company incurred management fee expenses of $5,452,521, $1,504,239 and $1,013,764, respectively. As of December 31, 2025 and December 31, 2024, $1,446,470 and $758,362, respectively, remained payable.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred income-based incentive fee expenses of $8,305,705, $2,327,448 and $1,511,253, respectively. As of December 31, 2025 and December 31, 2024, $2,073,319 and $1,998,945, respectively, remained payable.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred capital gains incentive fee expenses of $41,586, $34,304 and $87,583, respectively. As of December 31, 2025 and December 31, 2024, $163,473 and $121,887, respectively, remained payable.

Expense Limitation Agreement

On October 1, 2024, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser has agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through the period ended September 30, 2025.

On February 14, 2025, the Board approved a clarification, as proposed by the Company and the Adviser, of the Expense Limitation Agreement, that any interest expense, fees, and other costs associated with raising debt and/or equity capital for the Company are not subject to, and do not count towards, the expense cap of 2.15% per annum under the Expense Limitation Agreement.

The Expense Limitation Agreement expired in accordance with its terms on September 30, 2025 and was not renewed.

For the years ended December 31, 2025, 2024 and 2023, $1,338,202, $0, and $0, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

Administration Agreement

Pursuant to the administration agreement between the Company and the Adviser (the “Administration Agreement”), the Company is to reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations, including but not limited to maintaining and keeping all books and records and providing personnel and facilities. This includes costs and expenses incurred by the Adviser in connection with the delegation of its obligations to SS&C, the sub-administrator. The Company is generally not responsible for the compensation of the Adviser’s employees or any overhead expenses. However, the Company may reimburse the Adviser for an allocable portion of the compensation paid by the Adviser to its Chief Compliance Officer ("CCO") and Chief Financial Officer ("CFO") and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs).

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

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended December 31,
	2025	2024	2023
Affiliate Payments
Income-based incentive fees	$8,305,705	$2,327,448	$1,511,253
Management fee	5,452,521	1,504,239	1,013,764
Capital gains incentive fees	41,586	34,304	87,583
Total management and incentive fees	13,799,812	3,865,991	2,612,600
General and administrative expenses	4,634,672	700,000	-
Waiver of general and administrative expenses	(658,477)	-	-
Expense limitation agreement	(1,338,202)	-	-
General and administrative expenses reimbursable to the Adviser	2,637,993	700,000	-
Total affiliate payments	$16,437,805	$4,565,991	$2,612,600

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024. Due to affiliates as of December 31, 2025 was $1,311,604, of which $1,210,993 and $100,611, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Advisers, LLC for expenses paid on the Company's behalf, respectively. Total amounts payable to the Adviser and its affiliates as of December 31, 2024 were $905,129, of which $820,797 and $84,332, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively.

For the year ended December 31, 2025, the Adviser voluntarily and irrevocably waived $658,477 of general and administrative expenses incurred by the Adviser that would have otherwise been reimbursed and payable by the Company. The expenses waived for the year ended December 31, 2025, are not subject to recoupment by the Adviser or future reimbursement by the Company. There were no waived expenses for the years ended December 31, 2024 and 2023.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

The Loan Administrator allocated fees to the Company amounting to $852,297 and $90,399, recorded as Fee Income by the Company for the years ended December 31, 2025 and December 31, 2024, respectively.

The Loan Administrator allocated PIK to the Company amounting to $65,041 and $4,755, recorded as PIK income by the Company for the years ended December 31, 2025 and December 31, 2024, respectively.

Interest and principal payments from our portfolio companies which were received by the Loan Administrator prior to December 31, 2025, but which were not remitted to the Company until after December 31, 2025, are included in due from affiliates on the Statements of Assets and Liabilities. As of December 31, 2025, the due from affiliates balance of $1,804,032 consists of $1,249,998 and $554,034 in interest and principal payments receivable, respectively. The amounts due from affiliates as of December 31, 2025 were collected in January 2026.

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

Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of December 31, 2025 and December 31, 2024, $280,731,131 and $272,816,695, respectively, of the Company’s investments were co-investments with affiliates of the Company.

Other Related Party Transactions

The Adviser was the seed investor of the Company and provided initial funding to the Company by purchasing approximately 4.5 million shares of the Company’s common stock in the Company’s initial public offering. The Adviser provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. Since the Company’s initial public offering, the Adviser has transferred a substantial portion of these shares to its members and as of December 31, 2025, held approximately 2.9 million shares of the Company’s common stock. The Adviser does not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock, or distribute the Company’s common stock to its members (who may, in turn, sell the Company’s common stock subject to certain holding period requirements), at a future point in time. In order for the Adviser’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Adviser to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by the Adviser, its members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

As of December 31, 2025, the Adviser and its affiliates held approximately 14% of the Company’s voting stock and have the ability to exert influence over all corporate actions requiring stockholder approval, including the election and

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

removal of directors, certain amendments of the Company’s charter, the Company’s ability to issue its common stock at a price below NAV per share, and the approval of any merger or other extraordinary corporate action.

During the years ended December 31, 2025 and 2024, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 8 – Common Stock” for further details on the distributions declared.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of December 31, 2025 and December 31, 2024, the Company had the following unfunded commitments on existing loans:

	As of December 31,
	2025	2024
Unfunded delayed draw loan commitments	$16,319,048	$1,250,000
Undrawn revolver commitments	8,333,333	-
Total unfunded commitments	$24,652,381	$1,250,000

The Company did not have any other off-balance sheet commitments or liabilities as of December 31, 2025 or December 31, 2024. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and the Revolving Line of Credit) and maintains adequate liquidity to fund its unfunded commitments through these sources.

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of December 31, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 8 — COMMON STOCK

As of December 31, 2025, 100,000,000 shares of $0.01 par value common stock were authorized.

Loan Portfolio Acquisition

On October 1, 2024, the Company completed its previously announced Loan Portfolio Acquisition, pursuant to the Loan Portfolio Acquisition Agreement. In accordance with the terms of the Loan Portfolio Acquisition Agreement, at the effective time of the Loan Portfolio Acquisition, the Company issued 16,605,372 shares of its common stock to CALP in exchange for the Loan Portfolio, which was determined by the Company to have a fair value of $219,621,125 as of September 28, 2024. Upon the closing of the Loan Portfolio Acquisition, there were 22,820,367 shares of the Company’s common stock outstanding.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

Distributions

The following table summarizes distributions declared by the Company during the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Declared
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001
November 11, 2025	Quarterly	December 31, 2025	January 15, 2026	$0.34	$7,759,001

The following table summarizes distributions declared and paid by the Company during the year ended December 31, 2024:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925

Dividend Reinvestment Plan

Prior to December 31, 2025, the Company operated an “opt out” Dividend Reinvestment Plan (“DRIP”) for its stockholders. As a result, if the Company declared a dividend, then stockholders’ cash distributions were automatically reinvested in additional shares of the Company’s common stock, unless they specifically chose to “opt out” of the DRIP so as to receive cash distributions. Stockholders who received distributions in the form of shares of the Company’s common stock generally were subject to the same U.S. federal income tax consequences as were stockholders who elected to receive their distributions in cash.

On November 26, 2025, in accordance with the terms of the DRIP and by unanimous written consent of the Company’s Board, the DRIP was terminated with an effective date of December 31, 2025. Following the termination of the DRIP, all cash dividends or distributions on the Company’s common stock with a record date for payment after December 31, 2025 will be paid in cash rather than in shares of the Company’s common stock.

During the year ended December 31, 2025, the Company issued the following shares of common stock under the DRIP:

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

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the years ended December 31, 2025, 2024 and 2023:

	For the Years ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$33,279,179	$9,622,538	$7,340,108
Weighted Average Shares Outstanding - basic and diluted	22,820,489	10,343,621	6,214,682
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.46	$0.93	$1.18

NOTE 11 — INCOME TAXES

The Company adopted a tax year end of March 31 and elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. However, there is no guarantee that the Company will qualify to maintain its RIC status for any taxable year. As a RIC, the Company generally will not pay corporate-level income tax if it distributes to stockholders at least 90% of its investment company taxable income (“ICTI”) (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year distribution into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. The amount to be paid out as a distribution is determined by the Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the tax year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income (loss) and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes. The Company had not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of December 31, 2025 and December 31, 2024.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

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

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the nine months ended December 31, 2025 and the tax year ended March 31, 2025, were as follows:

	For the tax period from April 1, 2025 through December 31, 2025	For the tax year from April 1, 2024 through March 31, 2025
Ordinary income	$23,276,941	$18,625,335
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$23,276,941	$18,625,335

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

	March 31, 2025	March 31, 2024
Undistributed ordinary income	$9,344,744	$1,782,017
Net unrealized appreciation (depreciation) on investments	(3,210,239)	1,248,303
Capital Gain/(Loss) Carry Forwards	(285,250)	(210,767)
Other temporary differences	(8,211,487)	(3,393,536)
Total	$(2,362,232)	$(573,983)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Tax cost of investments and cash equivalents	$332,209,170	$307,394,719
Unrealized appreciation	1,852,518	1,286,665
Unrealized depreciation	(4,813,014)	(4,496,904)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$(2,960,496)	$(3,210,239)

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

NOTE 12 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the following periods:

	For the Years Ended December 31,			For the period from April 1, 2022 through December 31, 2022*	For the period from February 3, 2022 through March 31, 2022
	2025	2024	2023
Per share data:
Net asset value at beginning of period	$13.20	$13.77	$13.91	$13.61	$14.00
Net investment income (loss) (1)	1.45	0.91	1.07	0.35	(0.07)
Net realized and unrealized gains/(losses) on investments (1)	0.01	0.02	0.11	(0.05)	-
Net increase/(decrease) in net assets resulting from operations (1)	1.46	0.93	1.18	0.30	(0.07)
Offering costs (2)	-	(0.07)	-	-	(0.27)
Permanent tax adjustments	-	-	-	-	(0.05)
Effect of shares issued	-	(0.34)	-	-	-
Distributions from net investment income (loss) (3)	(1.36)	(1.09)	(1.32)	-	-
Net asset value at end of period	$13.30	$13.20	$13.77	$13.91	$13.61
Net assets at end of period	$303,408,074	$301,162,578	$85,552,618	$86,475,729	$84,552,090
Shares outstanding at end of period	22,820,590	22,820,386	6,214,941	6,214,672	6,214,672
Weighted average net assets	$301,747,444	$138,475,878	$88,187,537	$84,885,270	$83,301,328

Per share market value at end of period	$10.33	$12.19	$8.44	$9.80	$13.30
Total return based on market value (4)	(6.79)%	59.20%	-13.88%	-26.32%	-5.00%
Total return based on net asset value (4)	10.82%	5.66%	13.65%	2.20%	-2.79%

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets	10.96%	6.83%	7.52%	2.59% (5)	(0.2)% (5)
Ratio of expenses to average net assets	7.70%	8.82%	6.01%	2.17% (5)	22% (5)
Ratio of waived expenses to average net assets (6)	(0.66)%	-	-	-	-
Ratio of net expenses to average net assets	7.04%	-	-	-	-
Portfolio turnover	34.16%	21.70%	10.94%	N/A	N/A

* On November 8, 2022, our Board approved a change in our fiscal year end from March 31 to December 31.

(1)
The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)
The Adviser absorbed the cost of the sales load (i.e., underwriting discounts and commissions) incurred by the Company in connection with the initial public offering of its common stock..
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
(5)
Ratio is not annualized.
(6)
Ratio of only voluntarily waived expenses to average net asset is (0.22)%.

Chicago Atlantic BDC, Inc.

Notes to Financial Statements

NOTE 13 — SEGMENT REPORTING

The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective of maximizing risk-adjusted returns on equity for its shareholders. The management approach considers the internal organization and reporting used by the Company’s Chief Executive Officer, Principal Financial Officer, and Co-Chief Investment Officers, which comprise the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance of, and makes operating decisions for, the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations, which is reported on the Statement of Operations. In addition to numerous other factors and metrics, the CODM utilizes net increase (decrease) in net assets resulting from operation as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders.

As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

NOTE 14 — LOAN PORTFOLIO ACQUISITION

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

NOTE 15 — SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date on which the financial statements were issued. Other than the item listed below, there have been no subsequent events that occurred during such period that have required adjustment or disclosure in the financial statements.

On March 18, 2026 the Board approved a cash dividend of $0.34 per share. The dividend is payable on April 14, 2026, to stockholders of record on March 30, 2026.

Chicago Atlantic BDC, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our CEO and Interim CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10- K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the CEO and Interim CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Attestation Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Chicago Atlantic BDC, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Chicago Atlantic BDC, Inc.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following financial statements of the “Company” are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2025 and 2024

Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023

Statements of Changes in Net Assets for the Years Ended December 31, 2025, 2024, and 2023

Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023 of this annual report on Form

Notes to Financial Statements

The following exhibits are as filed as part of this annual report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement by and between Silver Spike Investment Corp. and Chicago Atlantic Loan Portfolio, LLC dated as of February 18, 2024 (1)
3.1	Articles of Amendment and Restatement of the Company (2)
3.2	Articles of Amendment of the Company (3)
3.3	Second Amended and Restated Bylaws of the Company (4)
4.1	Description of Securities (5)
10.1	Credit Agreement (6)
10.2	Investment Advisory Agreement by and between the Company and Chicago Atlantic BDC Advisers, LLC(7)
10.3	WATC Custody Agreement (8)
10.4	WAB Custody Agreement(9)
10.5	Administration Agreement by and between Registrant and Chicago Atlantic BDC Advisers, LLC (10)
10.6	License Agreement by and between Registrant and Chicago Atlantic BDC Advisers, LLC (11)
10.7	Services Agreement (12)
10.8	Expense Limitation Agreement, dated October 1, 2024, between the Company and Chicago Atlantic BDC Advisers, LLC (13)
14.1	Code of Ethics of the Company *
19.1	Insider Trading Policies and Procedures of the Company (14)
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Clawback Policy of Chicago Atlantic BDC, Inc (15)

Chicago Atlantic BDC, Inc.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on February 23, 2024.
(2)
Incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(3)
Incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q filed on November 8, 2024.
(4)
Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed on December 19, 2025.
(5)
Incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-K/A, filed on June 30, 2022.
(6)
Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on February 18, 2025.
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
(14)
Incorporated by reference to Exhibit 19.1 of the Company’s annual report on Form 10-K filed on March 31, 2025.
(15)
Incorporated by reference to Exhibit 79 of the Company’s amended annual report on Form 10-K/A filed on April 18, 2025.

Item 16. Form 10-K Summary

Not Applicable

Chicago Atlantic BDC, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO ATLANTIC BDC, INC.
Dated: March 19, 2026	By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Peter Sack, Scott Gordon, Thomas Geoffroy and Umesh Mahajan, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 19, 2026.

Name	Title

/s/ Scott Gordon	Director, Executive Chairman of the
Scott Gordon	Board of Directors, and Co-Chief Investment Officer

/s/ Michael W. Chorske	Director
Michael W. Chorske

/s/ Americo Da Corte	Director
Americo Da Corte

/s/ Patrick McCauley	Director
Patrick McCauley

/s/ Supurna VedBrat	Director
Supurna VedBrat

/s/ Tracey Brophy Warson	Director
Tracey Brophy Warson

/s/ Peter Sack	Chief Executive Officer
Peter Sack	(Principal Executive Officer)

/s/ Thomas Geoffroy	Interim Chief Financial Officer
Thomas Geoffroy	(Principal Financial Officer),