Form 10-Q
period 2026-03-31
Chicago Atlantic BDC, Inc.
filed 2026-05-14
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

(312) 625-9295

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

As of May 13, 2026, the registrant had 22,820,590 shares of common stock ($0.01 par value per share) outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Chicago Atlantic BDC, Inc.

Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments	$346,596,232	$333,311,787
Non-controlled affiliate investments	17,370,481	-
Total investments at fair value (amortized cost of $364,290,996 and $332,209,170, respectively)	363,966,713	333,311,787
Interest receivable	4,358,743	3,175,591
Cash	3,346,316	2,934,752
Prepaid expenses and other assets	1,305,750	770,292
Due from affiliates	152,958	1,804,032
Total assets	$373,130,480	$341,996,454

LIABILITIES
Revolving line of credit	$54,500,000	$25,000,000
Distributions payable	7,759,001	7,759,001
Income-based incentive fees payable	2,457,290	2,073,319
Management fee payable	1,529,360	1,446,470
Due to affiliates	1,359,256	1,311,604
Other payables	876,266	284,774
Professional fees payable	464,846	456,616
Capital gains incentive fees payable	-	163,473
Excise tax payable	-	69,609
Unearned interest income	-	23,514
Total liabilities	$68,946,019	$38,588,380

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,590 and 22,820,590 shares issued and outstanding, respectively	$228,206	$228,206
Additional paid-in-capital	303,079,082	303,154,218
Distributable earnings	877,173	25,650
Total net assets	$304,184,461	$303,408,074
NET ASSET VALUE PER SHARE	$13.33	$13.30

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME
Non-controlled/non-affiliate investment income
Interest income	$13,780,772	$11,279,456
Fee income	2,096,857	643,546
Total investment income from non-controlled/non-affiliate investments	15,877,629	11,923,002
Non-controlled affiliate investment income
Interest income	802,644	-
Fee income	22,500	-
Total investment income from non-controlled affiliate investments	825,144	-
Total investment income	16,702,773	11,923,002

EXPENSES
Income-based incentive fees	2,457,289	1,916,277
Management fee	1,529,359	1,260,875
General and administrative expenses	1,212,784	974,477
Interest expense	1,024,542	145,381
Professional fees	198,238	215,726
Audit expense	153,750	190,002
Other expenses	146,106	144,422
Sub-administrator fees	133,410	157,785
Legal expenses	45,750	250,926
Excise tax expense	2,730	-
Capital gains incentive fees	(163,473)	(6,813)
Total expenses	6,740,485	5,249,058
Waiver of general and administrative expense (Note 6)	-	(658,477)
Expense limitation agreement (Note 6)	-	(316,000)
Net expenses	6,740,485	4,274,581
NET INVESTMENT INCOME (LOSS)	9,962,288	7,648,421

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	-	-
Non-controlled affiliate investments	-	-
Net realized gain (loss) from investments	-	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled non-affiliate investments	(2,487,070)	(34,064)
Non-controlled affiliate investments	1,060,170	-
Net change in unrealized appreciation (depreciation) on investments	(1,426,900)	(34,064)
Net realized and unrealized gains (losses)	(1,426,900)	(34,064)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,535,388	$7,614,357

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.44	$0.34
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.37	$0.33
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,820,590	22,820,386

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2025	22,820,590	$228,206	$303,154,218	$25,650	$303,408,074
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	9,962,288	9,962,288
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(1,426,900)	(1,426,900)
Total net increase (decrease) in net assets resulting from operations	-	-	-	8,535,388	8,535,388
Distributions to stockholders from:
Investment income-net	-	-	-	(7,759,001)	(7,759,001)
Total increase (decrease) in net assets	-	-	-	776,387	776,387
Effect of permanent adjustments	-	-	(75,136)	75,136	-
Balance, March 31, 2026	22,820,590	$228,206	$303,079,082	$877,173	$304,184,461

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	7,648,421	7,648,421
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(34,064)	(34,064)
Total net increase (decrease) in net assets resulting from operations	-	-	-	7,614,357	7,614,357
Distributions to stockholders from:
Investment income-net	-	-	-	(7,758,931)	(7,758,931)
Total increase (decrease) in net assets	-	-	-	(144,574)	(144,574)
Effect of permanent adjustments			(120,003)	120,003	-
Balance, March 31, 2025	22,820,386	$228,204	$303,152,031	$(2,362,231)	$301,018,004

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,535,388	$7,614,357
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	1,426,900	34,064
Net (accretion of discounts) and amortization of premiums	(1,393,660)	(522,907)
Purchase of investments	(92,690,828)	(20,601,132)
PIK interest capitalized	(1,379,114)	(573,375)
Proceeds from sales of investments and principal repayments	63,381,776	7,642,007
Amortization of deferred financing costs	174,718	145,381
(Increase) Decrease in operating assets:
Interest receivable	(1,183,152)	520,774
Due from affiliates	1,651,074	(2,841,259)
Prepaid expenses and other assets	(210,176)	(251,015)
Receivable for investment sold	-	4,122,500
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	383,971	123,920
Management fee payable	82,890	580,888
Capital gains incentive fees payable	(163,473)	(6,813)
Professional fees payable	8,230	297,793
Transaction fees payable related to the Loan Portfolio Acquisition	-	(2,945,125)
Other payables	591,492	16,597
Due to affiliates	47,652	(707,785)
Excise tax payable	(69,609)	(88,709)
Unearned interest income	(23,514)	175,517
Net cash provided by (used in) operating activities	(20,829,435)	(7,264,322)

Cash flows from financing activities
Offering costs paid	-	(989,645)
Distributions paid	(7,759,001)	-
Financing costs paid	(500,000)	(756,700)
Proceeds from borrowings on revolving line of credit	45,000,000	-
Principal payments under revolving line of credit	(15,500,000)	-
Net cash provided by (used in) financing activities	21,240,999	(1,746,345)

Net increase (decrease) in cash and cash equivalents	411,564	(9,010,667)
Cash and cash equivalents, beginning of period	2,934,752	23,932,406
Cash and cash equivalents, end of period	$3,346,316	$14,921,739

Supplemental disclosures
Excise taxes paid	$72,339	$115,357
Interest expense paid	$142,235	$-
Non-cash operating, financing and investing activity
Accrual for deferred financing costs (Note 2)	$500,000	$725,867

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

March 31, 2026

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Investments at Fair Value													(1)(5)(16) (17)
US Corporate Debt First Lien Senior Secured U.S. Debt
Administrative and Support and Waste Management and Remediation Services
Hugo Technologies, Inc.	Term Loan	11.67%	S	8.00%	0.00%	3.25%	12/10/2025	12/10/2030	2,938	2,938	2,923	1.0%	(10)
Total Administrative and Support and Waste Management and Remediation Services										2,938	2,923	1.0%
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	12.75%	P	5.75%	0.00%	7.00%	6/30/2025	6/30/2028	9,590	9,590	9,302	3.1%	(9)
BeLeaf Medical, LLC	Term Loan	13.25%	P	5.75%	0.00%	7.50%	8/20/2025	8/20/2028	13,471	13,471	13,403	4.4%	(10)
CO Acquisition Vehicle LLC	Term Loan	20.00%	F	0.00%	20.00%	0.00%	9/30/2025	12/31/2029	16,310	16,310	17,370	5.7%	(9)(20)
Cresco Labs, LLC	Term Loan	12.50%	F	12.50%	0.00%	0.00%	8/13/2025	8/13/2030	7,500	7,238	7,050	2.3%	(10)
Dreamfields Brands, Inc.	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	9/30/2028	31,745	31,716	31,429	10.3%	(11)
Elevation Cannabis, LLC	Delayed Draw Term Loan	16.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	7,149	7,074	7,149	2.4%	(10)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2027	13,873	13,856	13,734	4.5%	(12)
Fluent Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	8,503	8,404	8,418	2.8%	(12)
Fluent Corp.	Term Loan	13.00%	F	0.00%	13.00%	0.00%	3/17/2026	12/31/2026	839	839	839	0.3%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	2,765	2,765	2,765	0.9%	(12)
Illicit - S1 Enterprises, Inc.	Term Loan	13.96%	S	10.24%	0.00%	3.72%	12/31/2025	12/31/2028	14,820	14,466	14,375	4.7%	(10)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	10/1/2024	12/3/2027	2,669	2,669	2,669	0.9%	(11)
Kapple Holdings LLC (Cannabis & Glass)	Delayed Draw Term Loan	14.25%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	6,000	5,950	5,970	2.0%	(11)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	13,891	13,469	13,475	4.4%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2027	4,193	4,183	4,088	1.3%	(11)
Shangri-La Columbia, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	13.25%	6/30/2025	6/30/2028	11,040	10,874	10,874	3.6%	(10)(18)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	6,171	6,171	6,047	2.0%	(9)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.00%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,657	2,644	2,763	0.9%	(10)
TerrAscend Corporation	Term Loan	12.75%	F	12.75%	0.00%	0.00%	7/15/2025	8/1/2028	2,967	2,853	2,878	0.9%	(8)(14)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/18/2025	3/13/2027	2,986	2,986	3,001	1.0%	(10)
Verano Holdings Corp.	Term Loan	11.66%	S	7.66%	0.00%	4.00%	3/11/2026	3/11/2029	38,325	38,325	38,325	12.6%	(10)
Verano Holdings Corp.	Revolver	12.33%	S	8.33%	0.00%	4.00%	9/30/2025	2/28/2029	26,667	26,667	26,533	8.7%	(10)
Wellgreens	Term Loan	14.00%	P	6.50%	0.00%	7.50%	7/24/2025	7/31/2029	4,391	4,428	4,303	1.4%	(11)(19)
Wyld - Northwest Commonwealth, LLC	Term Loan	16.67%	P	8.42%	1.50%	6.75%	1/30/2026	1/30/2029	11,750	11,750	11,750	3.9%	(11)
Total Cannabis										258,698	258,510	85.0%
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Term Loan	11.99%	S	8.00%	0.00%	3.99%	10/24/2025	10/24/2029	5,000	4,968	4,925	1.6%	(13)
Total Educational Services										4,968	4,925	1.6%
Information
Engage3 Holdings, Inc.	Term Loan	14.00%	P	2.50%	4.00%	7.50%	7/22/2025	7/22/2030	6,150	5,855	5,811	1.9%	(11)
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	12.00%	P	3.25%	2.00%	6.75%	10/1/2024	3/30/2031	3,573	3,499	3,573	1.2%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	12.00%	P	3.25%	2.00%	6.75%	10/1/2024	3/30/2031	1,839	1,801	1,839	0.6%	(9)
Total Information										11,155	11,223	3.7%
Manufacturing
Action Target, Inc.	Term Loan	12.00%	P	2.00%	1.50%	8.50%	8/29/2025	7/19/2027	2,412	2,412	2,412	0.8%	(11)
Ocular Science, Inc.	Term Loan	13.00%	P	5.25%	1.00%	6.75%	12/17/2025	6/17/2029	5,010	4,872	4,760	1.6%	(11)
Round 2 Holdings, LLC	Term Loan	13.00%	P	5.25%	1.00%	6.75%	3/2/2026	3/2/2030	7,500	7,250	7,250	2.4%	(10)
Total Manufacturing										14,534	14,422	4.8%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	11.75%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	11,292	11,267	11,349	3.7%	(10)
Total Public Administration										11,267	11,349	3.7%
Real Estate and Rental and Leasing
Workbox Holdings Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	2,267	2,038	2,041	0.7%	(10)
Total Real Estate and Rental and Leasing										2,038	2,041	0.7%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

March 31, 2026

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Retail Trade
Aura Home, Inc	Term Loan	10.34%	S	6.50%	0.00%	3.75%	10/1/2024	9/22/2026	3,325	3,325	3,325	1.1%	(9)
Aura Home, Inc	Term Loan	10.34%	S	6.50%	0.00%	3.75%	4/11/2025	9/22/2026	519	519	519	0.2%	(9)
Portofino Labs, Inc. (d/b/a Because Market)	Term Loan	12.00%	S	6.25%	1.50%	4.25%	4/30/2025	4/30/2029	5,064	5,028	5,064	1.7%
Total Retail Trade										8,872	8,908	3.0%
Total First Lien Senior Secured U.S. Debt										314,470	314,301	103.5%
Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings Inc.	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,379	3,431	1.1%	(9)
Total Cannabis										3,379	3,431	1.1%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,983	22,000	7.2%	(13)
West Creek Financial Holdings, Inc. (d/b/a Koalafi)	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	2,757	2,748	2,757	0.9%	(12)
Total Finance and Insurance										24,731	24,757	8.1%
Total Senior Secured U.S. Notes										28,110	28,188	9.2%
Second Lien Senior Secured
Cannabis
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	20.25%	P	9.00%	3.50%	7.75%	10/1/2024	8/1/2028	1,385	1,385	1,406	0.5%	(9)
Total Cannabis										1,385	1,406	0.5%
Total Second Lien Senior Secured U.S. Debt										1,385	1,406	0.5%
Total U.S. Corporate Debt										343,965	343,895	113.2%
First Lien Senior Secured Canadian Debt
Cannabis
Canopy Growth Corporation	Term Loan	9.91%	S	6.25%	0.00%	3.25%	1/8/2026	1/31/2031	16,212	13,786	13,786	4.5%	(8)(14)
Total Cannabis										13,786	13,786	4.5%
Information
Tulip.io Inc.	Term Loan	16.50%	P	4.00%	4.50%	8.00%	11/4/2024	11/4/2028	3,123	3,123	3,092	1.0%	(8)(14)
Total Information										3,123	3,092	1.0%
Total First Lien Senior Secured Canadian Debt										16,909	16,878	5.5%
Total Canadian Corporate Debt										16,909	16,878	5.5%
Total Debt Investments										360,874	360,773	118.7%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

March 31, 2026

(Unaudited)

(In thousands)

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnotes
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-1 Preferred	5/20/2024	1,435,801	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U .S. Warrants							(6)
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Warrants	10/24/2025	152,880	36	22	0.0%	(13)
Total Educational Services				36	22	0.0%
Information
AI Software, LLC (d/b/a Capacity)	Warrants	6/13/2025	270,850	431	487	0.2%	(10)
Engage3 Holdings, Inc.	Warrants	7/22/2025	975,490	342	243	0.1%	(11)
Total Information				773	730	0.2%
Manufacturing
Ocular Science, Inc.	Warrants	12/17/2025	1,890,960	151	191	0.1%	(11)
Round 2 Holdings, LLC	Warrants	3/2/2026	257	255	255	0.1%	(10)
Total Manufacturing				406	446	0.2%
Real Estate and Rental and Leasing
Workbox Holdings Inc.	A-3 Warrants	5/20/2024	3,165,032	97	131	0.0%	(10)
Workbox Holdings Inc.	A-4 Warrants	5/20/2024	1,796,951	231	296	0.1%	(10)
Total Real Estate and Rental and Leasing				328	427	0.1%
Retail Trade
Portofino Labs, Inc. (d/b/a Because Market)	Warrants	4/30/2025	73,220	46	21	0.0%	(11)
Total Retail Trade				46	21	0.0%
Total U.S. Warrants				1,589	1,646	0.5%
Canadian Warrants							(6)
Cannabis
Canopy Growth Corporation	Warrants	1/8/2026	1,870,558	1,328	1,048	0.3%	(8)(14)
Total Cannabis				1,328	1,048	0.3%
Total Canadian Warrants				1,328	1,048	0.3%
Total Equity Investments				3,417	3,194	1.1%
TOTAL INVESTMENTS				364,291	363,967	119.7%

Footnote Legend

(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the Financial Accounting Standards Board’s Accounting Standards Codification 820, Fair Value Hierarchy.
(2)
Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates ("1M," "3M" or "6M", respectively) as defined in the Credit or Loan Service Agreement. As of March 31, 2026, rates for 1M S, 3M S and 6M S are 3.65%, 3.68%, and 3.86%, respectively. As of March 31, 2026, the P was 6.75%. Loans identified as "F" pay interest at the fixed rate listed in the table.
(4)
All investments were valued at fair value. See "Note 4 — Fair Value of Financial Instruments" in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.
(6)
Indicates a non-income producing investment. As of March 31, 2026, no debt investments are deemed as non-income producing.
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

(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of March 31, 2026, the aggregate fair value of non-qualifying assets is $20,802,595 or 5.58% of the Company’s total assets.
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
(17)
Assets are pledged as collateral for the Revolving Line of Credit (as defined below). See "Note 5 - Debt."
(18)
Facility has an all in rate cap of 16.75%.
(19)
Facility has a prime rate cap of 9.50%.
(20)
Non-controlled affiliate investment. See Note 6 “Related Party Transactions.”

F - Fixed

P - Prime

PIK - Payment-In-Kind

S - SOFR

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

December 31, 2025

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Investments at Fair Value													(1)(5)(16)(17)
US Corporate Debt First Lien Senior Secured U.S. Debt
Administrative and Support and Waste Management and Remediation Services
Hugo Technologies, Inc.	Term Loan	11.79%	S	8.00%	0.00%	3.25%	12/10/2025	12/10/2030	3,000	3,000	3,000	1.0%	(10)
Total Administrative and Support and Waste Management and Remediation Services										3,000	3,000	1.0%
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	12.50%	P	5.75%	0.00%	7.00%	6/30/2025	6/30/2028	9,590	9,590	9,590	3.2%	(9)
Archos Capital Group, LLC	Delayed Draw Term Loan	14.25%	P	5.75%	0.00%	8.50%	10/1/2024	1/5/2026	113	113	113	0.0%	(10)
BeLeaf Medical, LLC	Term Loan	13.25%	P	5.75%	0.00%	7.50%	8/20/2025	8/20/2028	14,004	14,004	14,074	4.6%	(10)
CO Acquisition Vehicle, LLC	Term Loan	20.00%	F	0.00%	20.00%	0.00%	9/30/2025	12/31/2029	15,521	15,521	15,521	5.1%	(9)
Cresco Labs, LLC	Term Loan	12.50%	F	12.50%	0.00%	0.00%	8/13/2025	8/13/2030	7,500	7,223	7,162	2.4%	(10)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	9/30/2028	31,745	31,713	31,745	10.5%	(11)
Elevation Cannabis, LLC	Delayed Draw Term Loan	16.25%	P	7.75%	0.00%	8.50%	10/1/2024	12/31/2026	10,822	10,671	10,768	3.5%	(10)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2027	13,978	13,958	13,908	4.6%	(12)
FLUENT Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	8,481	8,372	8,311	2.7%	(12)
HA-MD, LLC	Term Loan	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	6/6/2026	2,870	2,869	2,870	1.0%	(12)
Illicit - S1 Enterprises, Inc.	Term Loan	13.96%	S	10.24%	0.00%	3.72%	12/31/2025	12/31/2028	15,000	14,610	14,610	4.8%	(10)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	12/4/2024	12/3/2027	2,741	2,741	2,768	0.9%	(11)
Kapple Holdings LLC (Cannabis & Glass)	Delayed Draw Term Loan	14.53%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	3,667	3,635	3,685	1.2%	(11)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	14,196	13,655	13,770	4.5%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2027	4,384	4,370	4,296	1.4%	(11)
Shangri-La Columbia, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	7.50%	6/30/2025	6/30/2028	11,400	11,210	11,343	3.7%	(10)(18)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	6,070	6,070	6,009	2.0%	(9)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.00%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,711	2,688	2,792	0.9%	(10)
TerrAscend Corporation	Term Loan	12.75%	F	12.75%	0.00%	0.00%	7/15/2025	8/1/2028	3,043	2,915	2,937	1.0%	(14)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/18/2025	3/13/2027	2,986	2,986	3,016	1.0%	(10)
Verano Holdings Corp.	Term Loan	13.25%	P	6.50%	0.00%	6.25%	10/27/2024	10/30/2026	42,249	42,241	42,249	13.9%	(10)
Verano Holdings Corp.	Revolver	12.49%	S	8.33%	0.00%	4.00%	9/30/2025	9/29/2028	10,000	10,000	10,000	3.3%	(10)
Wellgreens 2.0, LLC	Term Loan	14.00%	P	6.50%	0.00%	7.50%	7/24/2025	7/31/2029	4,398	4,438	4,333	1.4%	(11)(19)
Total Cannabis										235,593	235,870	77.6%
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Term Loan	11.99%	S	8.00%	0.00%	3.99%	10/24/2025	10/24/2029	5,000	4,966	4,966	1.6%	(13)
Total Educational Services										4,966	4,966	1.6%
Information
AI Software, LLC (d/b/a Capacity)	Delayed Draw Term Loan	16.00%	P	6.50%	2.00%	7.50%	6/13/2025	6/13/2029	5,044	4,670	5,095	1.7%	(10)
Engage3 Holdings, Inc.	Term Loan	14.00%	P	2.50%	4.00%	7.50%	7/22/2025	7/22/2030	6,089	5,777	5,784	1.9%	(11)
Protect Animals With Satellites LLC (Halo Collar)	Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	3,577	3,472	3,470	1.1%	(9)
Protect Animals With Satellites LLC (Halo Collar)	Incremental Term Loan	13.25%	P	1.75%	3.00%	8.50%	10/1/2024	11/1/2026	1,858	1,804	1,803	0.6%	(9)
Total Information										15,723	16,152	5.3%
Manufacturing
Action Target, Inc.	Delayed Draw Term Loan	12.00%	P	2.00%	1.50%	8.50%	8/29/2025	7/19/2027	2,440	2,440	2,440	0.8%	(11)
Ocular Science, Inc.	Term Loan	13.00%	P	5.25%	1.00%	6.75%	12/17/2025	6/17/2029	5,000	4,851	4,851	1.6%	(11)
Total Manufacturing										7,291	7,291	2.4%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	12.02%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	11,447	11,407	11,504	3.8%	(10)
Total Public Administration										11,407	11,504	3.8%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	2,234	1,988	1,988	0.7%	(10)
Total Real Estate and Rental and Leasing										1,988	1,988	0.7%
Retail Trade
Aura Home, Inc	Term Loan	10.77%	S	6.50%	0.00%	3.75%	10/1/2024	9/22/2026	3,325	3,325	3,309	1.1%	(9)
Aura Home, Inc	Term Loan	10.77%	S	6.50%	0.00%	3.75%	4/11/2025	9/22/2026	519	519	516	0.2%	(9)
Portofino Labs, Inc. (d/b/a Because Market)	Term Loan	12.03%	S	6.25%	1.50%	4.25%	4/30/2025	4/30/2029	5,045	5,007	5,070	1.7%
Total Retail Trade										8,851	8,895	3.0%
Total First Lien Senior Secured U.S. Debt										288,819	289,666	95.4%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

December 31, 2025

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings Inc. Holdings, Inc.	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,370	3,483	1.1%	(9)
Curaleaf Holdings, Inc.	Senior Secured Note	8.00%	F	8.00%	0.00%	0.00%	10/11/2022	12/15/2026	8,500	8,052	8,330	2.7%	(9)(14)
Total Cannabis										11,422	11,813	3.8%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,981	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. (d/b/a Koalafi)	Series A Senior Note	18.80%	F	13.80%	5.00%	0.00%	10/1/2024	11/29/2027	3,643	3,628	3,661	1.2%	(12)
Total Finance and Insurance										25,609	25,661	8.5%
Total Senior Secured U.S. Notes										37,031	37,474	12.3%
Second Lien Senior Secured
Cannabis
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	20.25%	P	9.00%	3.50%	7.75%	10/1/2024	8/1/2028	1,426	1,426	1,447	0.5%	(9)
Total Cannabis										1,426	1,447	0.5%
Total Second Lien Senior Secured U.S. Debt										1,426	1,447	0.5%
Total U.S. Corporate Debt										327,276	328,587	108.2%
First Lien Senior Secured Canadian Debt
Information
Tulip.io Inc.	Term Loan	15.00%	P	4.00%	3.00%	8.00%	11/4/2024	11/4/2028	3,099	3,100	3,053	1.0%	(8)(14)
Total Information										3,100	3,053	1.0%
Total First Lien Senior Secured Canadian Debt										3,100	3,053	1.0%
Total Canadian Corporate Debt										3,100	3,053	1.0%
Total Debt Investments										330,376	331,640	109.2%

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnotes
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-1 Preferred	5/20/2024	358,950	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U .S. Warrants							(6)
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Warrants	11/24/2025	152,880	36	36	0.0%	(13)
Total Educational Services				36	36	0.0%
Information
AI Software, LLC (d/b/a Capacity)	Warrants	6/13/2025	270,850	431	539	0.2%	(10)
Engage3 Holdings, Inc.	Warrants	7/22/2025	975,490	342	268	0.1%	(11)
Total Information				773	807	0.3%
Manufacturing
Ocular Science, Inc.	Warrants	12/17/2025	1,890,960	151	151	0.0%	(11)
Total Manufacturing				151	151	0.0%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-3 Warrants	5/20/2024	791,258	97	44	0.0%	(10)
Workbox Holdings, Inc.	A-4 Warrants	5/20/2024	2,083,258	230	115	0.0%	(10)
Total Real Estate and Rental and Leasing				327	159	0.0%
Retail Trade
Portofino Labs, Inc. (d/b/a Because Market)	Warrants	4/30/2025	73,554	46	19	0.0%	(11)
Total Retail Trade				46	19	0.0%
Total U.S. Warrants				1,333	1,172	0.5%
Canadian Warrants							(6)
Information
Tulip.io Inc.	Warrants	11/4/2024	-	-	-	0.0%	(8)(14)
Total Information				-	-	0.0%
Total Canadian Warrants				-	-	0.0%
Total Equity Investments				1,833	1,672	0.7%
TOTAL INVESTMENTS				332,209	333,312	109.9%

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

Cash and Cash Equivalents

Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of March 31, 2026 and December 31, 2025, cash consisted of $3.3 million and $2.9 million, respectively, all of which are held with high credit quality financial institutions, which are members of the FDIC.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize amounts that are different from the amounts presented and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected previously.

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

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual status. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of March 31, 2026 and December 31, 2025, there were no investments placed on non-accrual status.

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

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of March 31, 2026 and December 31, 2025, the Company recorded $0 and $23,514, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

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

For the three months ended March 31, 2026 and 2025, the Company accrued $2,730 and $0, respectively, of excise taxes. As of March 31, 2026 and December 31, 2025, $0 and $69,609, respectively, of accrued excise taxes remained payable.

During the year ended December 31, 2025, the Company determined that it had overpaid its estimated federal excise tax liability for the prior fiscal year by $23,850. This overpayment resulted in an excise tax receivable and is included in prepaid expenses and other assets on the Statements of Assets and Liabilities. The Company has evaluated the realizability of the excise tax receivable and believes it is more likely than not that the benefit will be realized in future periods through either a refund or application against future excise tax liabilities.

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

Based on the analysis of the Company’s tax position, the Company had no uncertain tax positions that met the recognition or measurement criteria as of March 31, 2026 and December 31, 2025. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of March 31, 2026, the tax years that remain subject to examination by the Internal Revenue Service are from 2023 forward.

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

Offering Costs

These costs consist primarily of legal fees and other costs incurred in connection with issuances of the Company’s common stock, including the preparation of the Company’s registration statement, registration fees, transfer agent expenses, and other expenses relating to the offering. Offering costs are capitalized as deferred offering costs and, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, deferred offering costs were $151,284 and $151,284, respectively.

Deferred offering costs are charged to capital upon issuance of the Company's shares. For the three months ended March 31, 2026, and for the year ended December 31, 2025, no offering costs were charged to capital. As of March 31, 2026 and December 31, 2025, no offering costs were payable by the Company.

Deferred Financing Costs

Deferred financing costs consist of origination expenses incurred in connection with the closing, or anticipated closing, of a credit facility, and include legal, accounting, and other related expenses. These costs are deferred and amortized as interest expense using the straight-line method over the term of the applicable credit facility. In addition to origination expenses, the Company pays an annual upfront fee related to its credit facility. These fees are deferred and amortized as interest expense using the straight-line method over a one-year term. Deferred financing costs are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, deferred financing costs payable were $0 and $0, respectively.

New Accounting Standards

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

The following tables summarize the composition of the Company’s portfolio investments by investment type as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$336,494,730	91.9%	$331,379,151	91.0%	$331,179,001	91.1%
Senior Secured Notes	28,257,420	7.7%	28,109,685	7.7%	28,187,420	7.7%
Warrants	-	0.0%	2,916,757	0.8%	2,694,107	0.7%
Second Lien Senior Secured Loans	1,385,404	0.4%	1,385,403	0.4%	1,406,185	0.4%
Preferred Stock	-	0.0%	500,000	0.1%	500,000	0.1%
Total	$366,137,554	100.0%	$364,290,996	100.0%	$363,966,713	100.0%

	As of December 31, 2025
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$295,145,971	88.3%	$291,918,975	87.9%	$292,719,497	87.8%
Senior Secured Notes	37,642,786	11.3%	37,030,961	11.1%	37,473,499	11.2%
Second Lien Senior Secured Loans	1,425,799	0.4%	1,425,798	0.4%	1,447,186	0.4%
Warrants	-	0.0%	1,333,436	0.4%	1,171,605	0.4%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Total	$334,214,556	100.0%	$332,209,170	100.0%	$333,311,787	100.0%

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$86,267,980	$85,398,434	$86,283,593	2.7 years
Floating-rate debt (SOFR)	130,160,691	127,239,799	127,094,027	2.9 years
Floating-rate debt (PRIME)	149,708,883	148,236,006	147,394,986	2.4 years
Total Debt Instruments	$366,137,554	$360,874,239	$360,772,606	2.6 years

	As of December 31, 2025
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$94,255,821	$92,862,392	$93,187,170	2.7 years
Floating-rate debt (SOFR)	57,002,436	56,470,076	56,660,443	2.5 years
Floating-rate debt (PRIME)	182,956,299	181,043,266	181,792,569	2.0 years
Total Debt Instruments	$334,214,556	$330,375,734	$331,640,182	2.3 years

The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industry. The Company uses the North American Industry Classification System ("NAICS") for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry. The following tables summarize the composition of the Company’s portfolio investments by industry as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$278,576,473	76.5%	$278,181,102	76.4%
Finance and Insurance	24,730,642	6.8%	24,757,420	6.8%
Information	15,051,353	4.1%	15,045,484	4.1%
Manufacturing	14,940,004	4.1%	14,868,141	4.1%
Public Administration	11,266,716	3.1%	11,348,647	3.1%
Retail Trade	8,918,358	2.4%	8,929,087	2.5%
Educational Services	5,003,874	1.4%	4,946,500	1.4%
Real Estate and Rental and Leasing	2,866,075	0.8%	2,967,519	0.8%
Administrative and Support and Waste Management and Remediation Services	2,937,501	0.8%	2,922,813	0.8%
Total	$364,290,996	100.0%	$363,966,713	100.0%

	As of December 31, 2025
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$248,441,479	74.8%	$249,130,462	74.7%
Finance and Insurance	25,609,187	7.7%	25,660,999	7.7%
Information	19,595,501	5.9%	20,011,566	6.0%
Public Administration	11,407,386	3.4%	11,504,108	3.5%
Retail Trade	8,896,598	2.7%	8,914,151	2.7%
Manufacturing	7,441,941	2.2%	7,441,941	2.2%
Educational Services	5,001,681	1.5%	5,001,681	1.5%
Administrative and Support and Waste Management and Remediation Services	3,000,000	0.9%	3,000,000	0.9%
Real Estate and Rental and Leasing	2,815,397	0.9%	2,646,879	0.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

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

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$148,752,881	40.8%	$148,705,563	40.9%
West	79,402,062	21.8%	78,711,133	21.6%
Northeast	59,448,509	16.3%	60,286,505	16.6%
Southwest	26,986,664	7.4%	26,946,500	7.4%
Southeast	28,611,238	7.9%	28,514,417	7.8%
International:
Canada	21,089,642	5.8%	20,802,595	5.7%
Total	$364,290,996	100.0%	$363,966,713	100.0%

	As of December 31, 2025
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$138,071,134	41.6%	$138,912,130	41.7%
Northeast	66,803,146	20.1%	67,247,357	20.2%
West	65,511,094	19.7%	65,410,158	19.6%
Southeast	28,827,032	8.7%	28,750,558	8.6%
Southwest	26,982,778	8.1%	27,001,681	8.1%
International:
Canada	6,013,986	1.8%	5,989,903	1.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

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

Federal Action on Medical Cannabis Rescheduling

On April 23, 2026, the U.S. Department of Justice (“DOJ”), acting through the Drug Enforcement Administration (“DEA”), issued an order to reclassify certain cannabis products under the CSA from Schedule I to Schedule III. The order applies to (i) cannabis-derived products approved by the U.S. Food and Drug Administration and (ii) cannabis produced and distributed in compliance with state-licensed medical cannabis programs, subject to applicable federal enforcement parameters. The order does not extend to cannabis produced or distributed outside such frameworks, including products intended for adult-use markets, which remain classified as Schedule I controlled substances under current federal law.

The April 2026 order represents a significant shift in federal policy and is expected to be followed by additional administrative proceedings. The DEA has scheduled a hearing for June 29, 2026 to consider related regulatory considerations for adult-use cannabis, and further rulemaking, interpretive guidance, or enforcement policy statements may be issued thereafter. As a result, the scope, implementation, and practical effects of the rescheduling action remain subject to ongoing administrative review and uncertainty.

The rescheduling of qualifying medical cannabis activities may affect the financial and operating profile of the borrowers within our portfolio. In particular, to the extent such activities are no longer subject to the limitations of Section 280E of the Code, affected operators may experience improved after-tax cash flows and liquidity. However, many of our borrowers operate integrated businesses that include both medical and adult-use cannabis activities, and it is unclear how the rescheduling will be applied in practice to such operations. Accordingly, any potential benefit from changes to Section 280E may be partial, delayed, or subject to further regulatory clarification.

In addition, the differentiated federal treatment of medical and adult-use cannabis may introduce operational and compliance complexities for our borrowers. These may include the need to segment operations, maintain separate reporting and controls, and adapt to evolving federal and state regulatory expectations. The extent to which federal agencies will enforce distinctions between qualifying medical cannabis activities and non-qualifying activities remains uncertain and may vary over time.

The April 2026 action may also influence the availability of capital to the cannabis industry. To the extent rescheduling reduces perceived regulatory risk for certain market participants, it may facilitate increased participation by financial institutions and other capital providers, particularly with respect to operators focused on medical cannabis. Increased competition could result in compression of lending spreads, changes in transaction structures, and reduced origination opportunities for our platform. At the same time, continued federal prohibition of adult-use cannabis may limit the extent of such effects across the broader industry.

As of the date of this Quarterly Report, no final regulatory framework has been established with respect to cannabis rescheduling beyond the April 2026 order, and no formal action has been taken to reclassify or de-schedule adult-use cannabis. While federal authorities have initiated additional administrative proceedings, including the June 2026 DEA hearing, the outcome, timing, and scope of any further actions remain uncertain.

As of March 31, 2026 and December 31, 2025, we had three portfolio companies that represented 32.5% and 31.8%, respectively, of the fair values of our portfolio. As of March 31, 2026 and December 31, 2025, our largest portfolio company represented 17.8% and 15.7%, respectively, of the total fair values of our investments in portfolio companies.

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of March 31, 2026 and December 31, 2025, the Company’s portfolio investments consisted primarily of investments in senior secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of March 31, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at March 31, 2026 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$331,179,001	$331,179,001
Senior Secured Notes	-	-	28,187,420	28,187,420
Warrants	-	-	2,694,107	2,694,107
Second Lien Senior Secured Loans	-	-	1,406,185	1,406,185
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$363,966,713	$363,966,713

	Fair Value Measurements at December 31, 2025 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$292,719,497	$292,719,497
Senior Secured Notes	-	-	37,473,499	37,473,499
Second Lien Senior Secured Loans	-	-	1,447,186	1,447,186
Warrants			1,171,605	1,171,605
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$333,311,787	$333,311,787

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of March 31, 2026 and December 31, 2025. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over the U.S. Prime Rate ("PRIME"), Secured Overnight Financing Rate ("SOFR") and/or U.S. Treasury Rates, as applicable, for senior secured first lien term loans, as of March 31, 2026 and December 31, 2025.

Investment Type	Fair Value as of March 31, 2026	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$271,818,083	Discounted Cash Flow	Discount Rate	7.01% - 20.75%	12.84%
First Lien Senior Secured Loans	59,360,918	Recent Transaction	N/A	N/A	N/A
Senior Secured Notes	28,187,420	Discounted Cash Flow	Discount Rate	9.61% - 18.48%	12.04%
Warrants	2,694,107	Option Pricing Model	Volatility Factor	41.40% - 71.00%	58.63%
Second Lien Senior Secured Loans	1,406,185	Discounted Cash Flow	Discount Rate	18.89% - 20.89%	19.89%
Preferred Stock	500,000	Market Approach	Current Value	2.00x	2.00x
Total	$363,966,713

Investment Type	Fair Value as of December 31, 2025	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$249,770,789	Discounted Cash Flow	Discount Rate	8.40% - 23.25%	12.81%
First Lien Senior Secured Loans	42,948,708	Recent Transaction	N/A	N/A	N/A
Senior Secured Notes	37,473,499	Discounted Cash Flow	Discount Rate	5.87% - 18.23%	10.66%
Second Lien Senior Secured Loans	1,447,186	Discounted Cash Flow	Discount Rate	18.39% - 20.39%	19.64%
Warrants	826,250	Enterprise Value	Revenue Multiple	1.75x - 5.25x	4.52x
Preferred Stock	500,000	Market Approach	Current Value	1.75x	1.75x
Warrants	345,355	Option Pricing Model	Volatility Factor	49.00% - 72.00%	51.51%
Total	$333,311,787

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2026 and 2025:

	First Lien Senior Secured Loans	Senior Secured Notes	Second Lien Senior Secured Loans	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2025	$292,719,497	$37,473,499	$1,447,186	$500,000	$1,171,605	$333,311,787
Purchases	91,107,507	-	-	-	1,583,321	92,690,828
Accretion of discount and fees (amortization of premium), net	929,570	464,090	-	-	-	1,393,660
PIK interest	1,321,016	45,725	12,373	-	-	1,379,114
Proceeds from sales of investments and principal repayments	(53,897,917)	(9,431,091)	(52,768)	-	-	(63,381,776)
Net realized gain (loss) on investments	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(1,000,672)	(364,803)	(606)	-	(60,819)	(1,426,900)
Balance as of March 31, 2026	$331,179,001	$28,187,420	$1,406,185	$500,000	$2,694,107	$363,966,713

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2026	$(567,323)	$(86,591)	$(606)	$-	$(60,819)	$(715,339)

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2024	$239,860,206	$34,656,192	$500,000	$225,000	$275,241,398
Purchases	20,601,132	-	-	-	20,601,132
Accretion of discount and fees (amortization of premium), net	468,421	54,486	-	-	522,907
PIK interest	508,850	64,525	-	-	573,375
Proceeds from sales of investments and principal repayments	(7,642,007)	-	-	-	(7,642,007)
Net realized gain (loss) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(74,055)	76,991	-	(37,000)	(34,064)
Balance as of March 31, 2025	$253,722,547	$34,852,194	$500,000	$188,000	$289,262,741

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2025	$(74,055)	$76,991	$-	$(37,000)	$(34,064)

NOTE 5 – DEBT

Revolving Line of Credit

On February 11, 2025, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”, or the "Revolving Line of Credit") by and among the Company, as borrower, Western Alliance Trust Company, N.A. (“WATC”), as administrative agent, Western Alliance Bank, as an issuing bank and as the initial lender, and the other lenders party thereto from time to time.

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

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term SOFR plus 3.00%, subject to a minimum interest rate of 6.00% with the all in interest rate on outstanding borrowings under the Revolving Line of Credit. As of March 31, 2026 and December 31, 2025 the stated interest rate on borrowings was 6.67% and 6.72%, respectively. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. For the three months ended March 31, 2026 and 2025, the company recorded $66,806 and $0, respectively, of commitment fees which are included in interest expense on the Statements of Operations. The Company will also be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

The Company incurred $1,654,310 of financing costs in connection with the Revolving Line of Credit. As of March 31, 2026, and December 31, 2025, $850,607 and $525,324, respectively, of deferred financing costs was included in prepaid expenses and other assets on the Statements of Assets and Liabilities. For the three months ended March 31, 2026 and 2025, $174,718 and $145,381 respectively, of such costs were amortized and included in interest expense on the Statements of Operations.

As of March 31, 2026, the Company had $54,500,000 in outstanding borrowings and $45,500,000 available under the Revolving Line of Credit. As of December 31, 2025, the Company had $25,000,000 in outstanding borrowings and $75,000,000 available under the Revolving Line of Credit.The Revolving Line of Credit includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

The fair value of the Revolving Line of Credit is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

The following table presents the components of interest expense for the following periods:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Commitment fee	$66,806	$-
Amortization of deferred financing costs	174,718	145,381
Interest expense	783,018	-
Total interest expense	$1,024,542	$145,381
Average interest rate	6.68%	-
Average daily borrowings	$46,883,333	$-

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2026 (in thousands except for per unit data).

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
March 31, 2026	$54,500,000	$6,581	-	N/A
December 31, 2025	$25,000,000	$13,136	-	N/A

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

The management fee is payable quarterly in arrears. For the three months ended March 31, 2026 and 2025, the Company incurred management fee expenses of $1,529,359 and $1,260,875, respectively. As of March 31, 2026 and December 31, 2025, $1,529,360 and $1,446,470, respectively, remained payable.

For the three months ended March 31, 2026 and 2025, the Company incurred income-based incentive fee expenses of $2,457,289 and $1,916,277, respectively. As of March 31, 2026 and December 31, 2025, $2,457,290 and $2,073,319, respectively, remained payable.

For the three months ended March 31, 2026 and 2025, the Company incurred capital gains incentive fee expenses of $(163,473) and $(6,813), respectively. As of March 31, 2026 and December 31, 2025, $0 and $163,473, respectively, remained payable.

Transactions with Affiliates

As defined in the Investment Company Act, an investment is deemed to be a “controlled affiliated person” of the Fund because the Fund owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. As defined in the Investment Company Act an investment is deemed to be an “affiliated person” of the Fund because the Fund owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities.

The table below presents the Fund’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Interest, PIK and Other Income
For the Three months ended March 31, 2026
Non-controlled affiliates
CO Acquisition Vehicle LLC	$-	$16,310,311	$-	$-	$1,060,170	$17,370,481	$825,144
Total non-controlled affiliates	$-	$16,310,311	$-	$-	$1,060,170	$17,370,481	$825,144

(1) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

On February 26, 2026 the borrower, CO Acquisition Vehicle LLC (“COAV”), was acquired by an affiliate of the Company as part of an asset acquisition of cannabis assets. An officer and board member of the acquirer’s parent company is also a beneficial owner of the Adviser, but does not currently participate in the investment decisions related to COAV. The Company does not control COAV, and the terms of the Company's investment were not modified in connection with the acquisition.

Expense Limitation Agreement

On October 1, 2024, the Company and the Adviser entered into an expense limitation agreement (the “Expense Limitation Agreement”) pursuant to which the Adviser agreed to cap the Company’s operating expenses (excluding base management fees, incentive fees, expenses related to the Loan Portfolio Acquisition, and litigation and indemnification expenses) at an annualized rate of 2.15% of the Company’s net assets through the period ended September 30, 2025.

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

For the three months ended March 31, 2026 and 2025, $0 and $316,000, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement.

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

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Affiliate Payments
Income-based incentive fees	$2,457,289	$1,916,277
Management fee	1,529,359	1,260,875
Capital gains incentive fees	(163,473)	(6,813)
Total management and incentive fees earned	3,823,175	3,170,339
General and administrative expenses	1,212,784	974,477
Expense limitation agreement	-	(316,000)
General and administrative expenses waiver	-	(658,477)
General and administrative expenses reimbursable to the Adviser	1,212,784	-
Total affiliate payments	$5,035,959	$3,170,339

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025. Due to affiliates as of March 31, 2026 was $1,359,256, of which $1,212,784 and $146,472, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively. Total amounts payable to the Adviser and its affiliates as of December 31, 2025 were $1,311,604, of which $1,210,993 and $100,611, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively.

For the three months ended March 31, 2026 and 2025 the Adviser voluntarily and irrevocably waived approximately $0 and $658,477, respectively, of general and administrative expenses incurred by the Adviser that would have otherwise been reimbursed and payable by the Company. The expenses waived for the three months ended March 31, 2025 are not subject to recoupment by the Adviser or future reimbursement by the Company.

Affiliated Loan Administrative and Collateral Agents

Chicago Atlantic Admin, LLC and Chicago Atlantic Financial Services, LLC (the “Loan Administrators”), serve as loan administrators and collateral agents for certain loans within the Company’s investment portfolio. Among other customary responsibilities as described in each respective loan document, the Loan Administrators are responsible for: (a) the collection of interest, loan fees, and principal payments from portfolio companies, and (b) the subsequent disbursement of the allocable portion of such collections to the lender(s), including the Company. The Loan Administrators are wholly-owned subsidiaries of Chicago Atlantic Group, LP.

The Loan Administrators allocated fees to the Company amounting to $434,243 and $81,057, recorded as Fee Income by the Company for the three months ended March 31, 2026 and 2025, respectively.

The Loan Administrators allocated PIK to the Company amounting to $20,875 and $7,555, recorded as PIK income by the Company for the three months ended March 31, 2026 and 2025, respectively.

Interest and principal payments from our portfolio companies which were received by the Loan Administrators prior to March 31, 2026, but which were not remitted to the Company until after March 31, 2026, are included in due from affiliates on the Statements of Assets and Liabilities. As of March 31, 2026, the due from affiliates balance of $152,958 consists of $57,762 and $95,196 in interest and principal payments receivable, respectively. The amounts due from affiliates as of March 31, 2026 were collected in April 2026.

Interest and principal payments from our portfolio companies which were received by the Loan Administrators prior to December 31, 2025, but which were not remitted to the Company until after December 31, 2025, are included in due from affiliates on the Statements of Assets and Liabilities. As of December 31, 2025, the due from affiliates balance of $1,804,032 consists of $1,249,998 and $554,034 in interest and principal payments receivable, respectively. The amounts due from affiliates as of December 31, 2025 were collected in January 2026.

Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of March 31, 2026 and December 31, 2025, $321,235,525 and $280,731,131, respectively, of the Company’s investments were co-investments with affiliates of the Company.

Other Related Party Transactions

The Adviser was the seed investor of the Company and provided initial funding to the Company by purchasing approximately 4.5 million shares of the Company’s common stock in the Company’s initial public offering. The Adviser provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. Since the Company’s initial public offering, the Adviser has transferred a substantial portion of these shares to its members and other recipients and as of March 31, 2026, held approximately 2.9 million shares of the Company’s common stock. The Adviser does not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock, or distribute the Company’s common stock to its members (who may, in turn, sell the Company’s common stock subject to certain holding period requirements), at a future point in time. In order for the Adviser’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Adviser to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by the Adviser, its members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

As of March 31, 2026, the Adviser and its affiliates held approximately 14% of the Company’s voting stock and have the ability to exert influence over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of the Company’s charter, the Company’s ability to issue its common stock at a price below net asset value per share, and the approval of any merger or other extraordinary corporate action.

During the three months ended March 31, 2026 and 2025, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 8 – Common Stock” for further details on the Company’s distributions declared.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments on existing loans:

	As of March 31, 2026	As of December 31, 2025
Unfunded delayed draw loan commitments	$13,685,714	$16,319,048
Undrawn revolver commitments	-	8,333,333
Total unfunded commitments	$13,685,714	$24,652,381

The Company did not have any other off-balance sheet commitments or liabilities as of March 31, 2026 or December 31, 2025. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and Revolving Line of Credit) and maintains adequate liquidity to fund its unfunded commitments through these sources.

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2026, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 8 — COMMON STOCK

As of March 31, 2026, 100,000,000 shares of $0.01 par value common stock were authorized.

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

Distributions

The following table summarizes distributions declared by the Company during the three months ended March 31, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 18, 2026	Quarterly	March 30, 2026	April 14, 2026	$0.34	$7,759,001

The following table summarizes distributions declared and paid by the Company during the three months ended March 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931

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

During the three months ended March 31, 2026 and 2025, the Company issued no shares of common stock under the DRIP.

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

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in net assets resulting from operations	$8,535,388	$7,614,357
Weighted Average Shares Outstanding - basic and diluted	22,820,590	22,820,386
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.37	$0.33

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income (loss) and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes. The Company had not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2026 and December 31, 2025.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators.

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of March 31, 2026, the Company’s most recent tax year end, the Company had a net short-term capital loss carryforward of $827,127 and a net long-term capital loss carryforward of $427,162, each of which may be carried forward for an indefinite period.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each year and carried forward for distribution in the following year may be different than this estimate.

For the tax years ended March 31, 2026 and March 31, 2025, the Company reclassified for book purposes amounts arising from permanent book to tax differences primarily related to non-deductible excise tax paid.

	March 31, 2026	March 31, 2025
Increase (decrease) in additional paid in capital	$(75,136)	$(120,003)
Increase (decrease) in distributable earnings (accumulated loss)	75,136	120,003

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the tax years ended March 31, 2026, and March 31, 2025, were as follows:

	For the tax period from April 1, 2025 through March 31, 2026	For the tax year from April 1, 2024 through March 31, 2025
Ordinary income	$31,035,942	$18,625,335
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$31,035,942	$18,625,335

As of March 31, 2026 and March 31, 2025, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of organizational costs, the tax treatment of transaction expenses related to the Loan Portfolio Acquisition, and distributions payable.

	March 31, 2026	March 31, 2025
Undistributed ordinary income	$11,829,656	9,344,744
Net unrealized appreciation (depreciation) on investments	(1,632,944)	(3,210,239)
Capital Gain/(Loss) Carry Forwards	(1,254,289)	(285,250)
Other temporary differences	(8,065,250)	(8,211,487)
Total	$877,173	$(2,362,232)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Tax cost of investments and cash equivalents	365,599,657	$332,209,170
Unrealized appreciation	1,859,220	1,852,518
Unrealized depreciation	(3,492,164)	(4,813,014)
Net unrealized appreciation (depreciation) from investments and cash equivalents	(1,632,944)	$(2,960,496)

NOTE 12 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per share data:
Net asset value at beginning of period	$13.30	$13.20
Net investment income (loss) (1)	0.44	0.34
Net realized and unrealized gains/(losses) on investments (1)	(0.07)	(0.01)
Net increase/(decrease) in net assets resulting from operations (1)	0.37	0.33
Distributions from net investment income (loss) (2)	(0.34)	(0.34)
Net asset value at end of period	$13.33	$13.19
Net assets at end of period	$304,184,461	$301,018,004
Shares outstanding at end of period	22,820,590	22,820,386
Weighted average net assets	$303,416,606	$301,160,972

Per share market value at end of period	$9.34	$11.25
Total return based on market value (3)	(9.58)%	(4.97)	(4)
Total return based on net asset value (3)	0.23%	2.90%	(4)

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets (5)	3.28%	2.54%
Ratio of expenses to average net assets (5)	2.22%	1.74%
Ratio of waived expenses to average net assets(5)	0.00%	(0.32)%
Ratio of net expenses to average net assets(5)	2.22%	1.42%
Portfolio turnover (5)	18.18%	2.71%

(1)
The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of the distribution and the issuance of common stock.
(3)
Total return based on market value is based on the change in market price per share between the beginning and ending market prices per share in each period. Total return based on net asset value is based upon the change in net asset value per share between the beginning and ending net asset values per share in each period. For periods less than a year, total return is not annualized.
(4)
Assumes that common stock dividends are reinvested in accordance with the DRIP.
(5)
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

NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2026, the date the financial statements were issued, and has identified the following event requiring disclosure.

On May 12, 2026 the Board approved a cash dividend of $0.34 per share. The dividend is payable on July 10, 2026, to stockholders of record on June 26, 2026.

Shelf Registration Statement

On May 11, 2026, the Company filed a registration statement on Form N-2 (the "Registration Statement") with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"), and the Investment Company Act of 1940, as amended. The Registration Statement registers the offering of up to $500,000,000 in aggregate amount of the Company's common stock, preferred stock, subscription rights, warrants, debt securities, and units comprised of any combination of the foregoing (collectively, the "Securities"), from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. The specific terms of any offering, including the type, amount, price, and any applicable discounts or commissions, will be set forth in one or more prospectus supplements at the time of such offering. As of May 13, 2026, the Registration Statement was not yet effective.

CHICAGO ATLANTIC BDC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes that are included in Item 1 of Part I of this quarterly report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this quarterly report on Form 10-Q. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $810.4 million of potential investments in varying stages of underwriting.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2026, our investment portfolio had an aggregate fair value of approximately $364.0 million and was comprised of approximately $331.2 million in first lien, senior secured loans, approximately $28.2 million in senior secured notes, approximately $1.4 million in second lien, senior secured loans, and approximately $3.2 million in equity securities across forty portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $333.3 million and was comprised of approximately $292.7 million in first lien, senior secured loans, approximately $37.5 million in senior secured notes, approximately $1.4 million in second lien, senior secured loans, and approximately $1.7 million in equity securities across thirty-nine portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of March 31, 2026 and December 31, 2025 are shown in the following tables.

	As of March 31, 2026
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	91.0%	91.1%
Senior Secured Notes	7.7%	7.7%
Warrants	0.8%	0.7%
Second Lien Senior Secured Loans	0.4%	0.4%
Preferred Stock	0.1%	0.1%
Total	100.0%	100.0%

	As of December 31, 2025
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.9%	87.8%
Senior Secured Notes	11.1%	11.2%
Second Lien Senior Secured Loans	0.4%	0.4%
Warrants	0.4%	0.4%
Preferred Stock	0.2%	0.2%
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of March 31, 2026 and December 31, 2025. The geographic composition is determined by the location of the headquarters of the portfolio company.

Geographic regions are defined as: West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states of ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states of PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	As of March 31, 2026
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	40.8%	40.9%
West	21.8%	21.6%
Northeast	16.3%	16.6%
Southwest	7.4%	7.4%
Southeast	7.9%	7.8%
International:
Canada	5.8%	5.7%
Total	100.0%	100.0%

	As of December 31, 2025
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	41.6%	41.7%
Northeast	20.1%	20.2%
West	19.7%	19.6%
Southeast	8.7%	8.6%
Southwest	8.1%	8.1%
International:
Canada	1.8%	1.8%
Total	100.0%	100.0%

The tables below present the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
Industry(1)	Amortized Cost	Fair Value
Cannabis	76.5%	76.4%
Finance and Insurance	6.8%	6.8%
Information	4.1%	4.1%
Manufacturing	4.1%	4.1%
Public Administration	3.1%	3.1%
Retail Trade	2.4%	2.5%
Educational Services	1.4%	1.4%
Real Estate and Rental and Leasing	0.8%	0.8%
Administrative and Support and Waste Management and Remediation Services	0.8%	0.8%
Total	100.0%	100.0%

	As of December 31, 2025
Industry(1)	Amortized Cost	Fair Value
Cannabis	74.8%	74.7%
Finance and Insurance	7.7%	7.7%
Information	5.9%	6.0%
Public Administration	3.4%	3.5%
Retail Trade	2.7%	2.7%
Manufacturing	2.2%	2.2%
Educational Services	1.5%	1.5%
Administrative and Support and Waste Management and Remediation Services	0.9%	0.9%
Real Estate and Rental and Leasing	0.9%	0.8%
Total	100.0%	100.0%

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

As of March 31, 2026 and December 31, 2025, we had three portfolio companies that represented 32.5% and 31.8% respectively, of our investments, at fair value. As of March 31, 2026 and December 31, 2025, our largest portfolio company represented 17.8% and 15.7%, respectively, of our investments, at fair value.

Investment Activity

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Beginning Portfolio, at fair value	$333,311,787	$275,241,398
Purchases	92,690,828	20,601,132
Accretion of discount and fees (amortization of premium), net	1,393,660	522,907
PIK interest	1,379,114	573,375
Proceeds from sales of investments and principal repayments	(63,381,776)	(7,642,007)
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	(1,426,900)	(34,064)
Ending Portfolio, at fair value	$363,966,713	$289,262,741

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	348,605,609	95.8%
3	15,361,104	4.2%
4	-	0.0%
5	-	0.0%
Total	$363,966,713	100.0%

	As of December 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	327,611,910	98.3%
3	5,699,877	1.7%
4	-	0.0%
5	-	0.0%
Total	$333,311,787	100.0%

Debt Investments on Non-Accrual Status

As of March 31, 2026 and December 31, 2025, there were no loans in our portfolio placed on non-accrual status.

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

As of March 31, 2026, the Company had $54,500,000 in outstanding borrowings and $45,500,000 available under the Revolving Line of Credit. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three months ended March 31, 2026 and 2025.

The fair value of the Company’s investment portfolio grew from $289.3 million as of March 31, 2025, to $364.0 million as of March 31, 2026. The 26% growth in the fair value of our investment portfolio resulting from originations is the main driver for the changes in investment income, operating expenses, net investment income and change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Investment Income

The following table sets forth the components of investment income for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest income	$11,810,642	$10,183,174
Accretion of discount and fees (amortization of premium), net	1,393,660	522,907
PIK	1,379,114	573,375
Total interest income	14,583,416	11,279,456
Fee income	2,119,357	643,546
Total investment income	$16,702,773	$11,923,002

We generate revenues primarily in the form of investment income from the investments we hold, generally in the form of interest income from our debt securities. We also generate revenues in the form of investment income from cash we hold, generally in the form of interest income from our cash deposits held by our custodian. Stated interest income represents interest income recognized as earned in accordance with the contractual terms of the loan agreement. Stated interest income from original issue discount (“OID”) and market discount represent the accretion into interest income over the term of the loan as a yield enhancement. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

The Company also recognizes certain fees as one-time fee income, including, but not limited to, structuring fees.

For the three months ended March 31, 2026 and 2025, total investment income was approximately $16.7 million and $11.9 million, respectively, which was attributable to approximately $2.1 million and $0.6 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and approximately $ 14.6 million and $11.3 million of interest income, respectively. Approximately $0.6 million of prepayment premiums were included in interest income for the three months ended March 31, 2026. There were no prepayment premiums included in interest income for the three months ended March 31, 2025.

Operating Expenses

Our operating expenses for the three months ended March 31, 2026 and 2025 are presented below:

	For the Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change
Income-based incentive fees	$2,457,289	$1,916,277	$541,012	28.2%
Management fee	1,529,359	1,260,875	268,484	21.3%
General and administrative expenses	1,212,784	974,477	238,307	24.5%
Interest expense	1,024,542	145,381	879,161	604.7%
Professional fees	198,238	215,726	(17,488)	-8.1%
Audit expense	153,750	190,002	(36,252)	-19.1%
Other expenses	146,106	144,422	1,684	1.2%
Sub-administrator fees	133,410	157,785	(24,375)	-15.4%
Legal expenses	45,750	250,926	(205,176)	-81.8%
Excise tax expense	2,730	-	2,730	100.0%
Capital gains incentive fees	(163,473)	(6,813)	(156,660)	2299.4%
Total operating expenses	6,740,485	5,249,058	1,491,427	28.4%
Waiver of General and administrative expense (Note 6)	-	(658,477)	658,477	-100.0%
Expense limitation agreement (Note 6)	-	(316,000)	316,000	-100.0%
Net operating expenses	$6,740,485	$4,274,581	$2,465,904	57.7%

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no net realized gains or losses from investments during the three months ended March 31, 2026 and 2025.

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

Net change in unrealized appreciation (depreciation) from investments for the three months ended March 31, 2026 and 2025 is comprised of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Gross unrealized appreciation	$1,615,661	$391,542
Gross unrealized depreciation	(3,042,561)	(425,606)
Total net change in unrealized appreciation (depreciation) from investments	$(1,426,900)	$(34,064)

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Aeriz Holdings Corp	$-	$(67,621)
Aeriz Holdings Corp (Maturity: 6/30/2028)	(287,691)	-
AI Software, LLC (d/b/a Capacity)	(425,453)	-
AI Software, LLC (d/b/a Capacity) - Warrants	(51,500)	-
Archos Capital Group, LLC	(1)	-
Ascend Wellness Holdings Inc.	(61,557)	25,821
Aura Home, Inc	16,625	86,298
Aura Home, Inc - Term D	2,595	-
BeLeaf Medical, LLC	(137,376)	-
Canopy Growth Corporation - Warrants	(280,500)	-
CO Acquisition Vehicle LLC	1,060,170	-
Cresco Labs, LLC	(127,286)	-
Curaleaf Holdings, Inc.	(278,212)	3,873
Deep Roots Harvest, Inc.	-	25,000
Dreamfields Brands, Inc. (d/b/a Jeeter)	(320,301)	(15,920)
Elevation Cannabis, LLC	(21,549)	(114,848)
Energize Holdings, Inc. (d/b/a Exos)	(43,271)	-
Energize Holdings, Inc. (d/b/a Exos) - Warrants	(14,103)	-
Engage3 Holdings, Inc.	(50,681)	-
Engage3 Holdings, Inc. - Warrants	(25,000)	-
Flowery - Bill's Nursery, Inc.	(71,776)	(15,646)
Fluent Corp. (f/k/a Consortium)	75,316	13,110
HA-MD, LLC	(546)	(622)
Hartford Gold Group, LLC: (Maturity: 1/6/2027)	-	42,166
Hartford Gold Group, LLC: (Maturity: 12/17/2025)	-	(12,063)
Hugo Technologies Inc.	(14,688)	-
Illicit - S1 Enterprises, Inc.	(91,273)	-
Kaleafa, Inc.	(27,409)	28,750
Kapple Holdings LLC (Cannabis & Glass)	(29,959)	(49)
Minden Holdings, LLC	-	(554)
Nova Farms, LLC	(110,265)	(24,233)
Oasis - AZ GOAT AZ LLC	(20,258)	(11,612)
Ocular Science, Inc.	(112,147)	-
Ocular Science, Inc. - Warrants	40,896	-
Portofino Labs, Inc. (d/b/a Because Market)	(28,044)	-
Portofino Labs, Inc. (d/b/a Because Market) - Warrants	2,000	-
Proper Holdings, LLC	-	(849)
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	39,275	3,165
Protect Animals With Satellites LLC (Halo Collar): Term Loan	76,161	3,709
Remedy - Maryland Wellness, LLC	(606)	6,068
Round 2 Holdings, LLC - Warrants	(612)	-
RTCP, LLC	(1,693)	(1,373)
Shangri-La Columbia, LLC	(132,716)	-
Silver Therapeutics, Inc.	(62,710)	-
Simspace Corporation	-	21,529
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	-	(37,087)
Subsero Holdings - Illinois, Inc	15,125	33,726
Sunny Days Enterprises, LLC	-	(43,094)
TerrAscend Corporation	2,272	-
TheraTrue, Inc.	(14,928)	-
Tulip.io Inc.	15,264	12,356

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Verano Holdings Corp.	(7,895)	(2,041)
Verano Holdings Corp. - Revolver	(133,333)	-
Wellgreens 2.0, LLC	(19,090)	-
West Creek Financial Holdings, Inc. (d/b/a Koalafi)	(23,341)	48,669
Workbox Holdings Inc.	1,962	(40,994)
Workbox Holdings Inc.: A-3 Warrants	87,000	(16,000)
Workbox Holdings Inc.:A-4 Warrants	181,000	(21,000)
Youth Opportunity Investments, LLC	(14,791)	37,302
Total net change in unrealized appreciation (depreciation) from investments	$(1,426,900)	$(34,064)

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

In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2026, we had approximately $3.3 million in cash and $54.5 million in total aggregate principal amount of outstanding debt. Our asset coverage as of March 31, 2026, was 658%. Subject to borrowing base and other restrictions, we had approximately $45.5 million available for additional borrowings under the Revolving Line of Credit as of March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, we had cash of approximately $3.3 million and $2.9 million, respectively. During three months ended March 31, 2026, we experienced a net increase in cash of approximately $0.4 million. During the period, cash used in operating activities was approximately $20.8 million, primarily driven by the purchase of investments of approximately $92.7 million, partially offset by proceeds from sales of investments and principal repayments of portfolio investments of $63.4 million and net investment income of approximately $10 million. Cash provided by financing activities was approximately $21.2 million, primarily driven by net borrowings and repayments under our Revolving Line of Credit of $29.5 million, offset by distributions paid of approximately $7.8 million and financing costs paid of approximately $0.5 million.

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

All of our investments as of March 31, 2026 and December 31, 2025 were categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On May 13, 2026, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.07 per share, which represented a discount of approximately 31.96% to our net asset value per share of $13.33 as of March 31, 2026.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
Class and Period	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year Ended December 31, 2026
Second Quarter (Through May 13, 2026)	*	$9.56	$9.01	*	*	$0.34	(7)
First Quarter	$13.33	$10.91	$9.31	-18.2%	-30.2%	$0.34
Year Ended December 31, 2025
Fourth Quarter	$13.30	$11.22	$10.03	-15.6%	-24.6%	$0.34
Third Quarter	$13.27	$11.12	$10.12	-16.2%	-23.7%	$0.34
Second Quarter	$13.23	$11.11	$9.71	-16.0%	-26.6%	$0.34
First Quarter	$13.19	$12.56	$10.92	-4.8%	-17.2%	$0.34
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.7%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	$0.63	(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

(7) The dividend is payable on July 10, 2026 to stockholders of record on June 26, 2026.

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

Holders

As of May 13, 2026, there were approximately 113 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and/or paid by the Company from inception through March 31, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001
November 11, 2025	Quarterly	December 31, 2025	January 15, 2026	$0.34	$7,759,001
March 18, 2026	Quarterly	March 30, 2026	April 14, 2026	$0.34	$7,759,001

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

During the three months ended March 31, 2026 and 2025, the Company issued no shares of common stock under the DRIP.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026 or the fiscal year ended December 31, 2025.

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

As of March 31, 2026, 76.4% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 23.6% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2025, 71.8% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 28.2% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors/ceilings for floating rate instruments) and hypothetical changes in the SOFR on our Revolving line of credit, assuming that there is no change in our investment and borrowing structure (in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$7,233	$1,635	$5,598
Up 200 basis points	4,434	1,090	3,344
Up 100 basis points	1,850	545	1,305
Down 100 basis points	(82)	(364)	282
Down 200 basis points	(82)	(364)	282
Down 300 basis points	(82)	(364)	282

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2026.

CHICAGO ATLANTIC BDC, INC.

By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Geoffroy
Thomas Geoffroy
Interim Chief Financial Officer (Principal Financial Officer)