Form 10-Q
period 2026-06-30
Chicago Atlantic BDC, Inc.
filed 2026-08-13
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 11, 2026, the registrant had 22,820,590 shares of common stock ($0.01 par value per share) outstanding.

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
•
the ability of the parties to consummate the proposed transactions that will result in Chicago Atlantic Real Estate Finance, Inc. (“REFI”) merging with and into the Company (the “Merger”) pursuant to an Agreement and Plan of Merger, dated June 17, 2026 (the “Merger Agreement”), by and among the Company, REFI, and, for the limited purposes set forth therein, the Adviser and Chicago Atlantic REIT Manager, LLC, on the expected timeline or at all;
•
the ability to realize the anticipated benefits of the Merger;
•
the effects of disruption on our business from the Merger;
•
the combined company’s plans, expectations, objectives and intentions as a result of the Merger;
•
any potential termination of the Merger Agreement;

•
the actions of our shareholders or the shareholders of REFI with respect to the proposals submitted for their approval in connection with the Merger;
•
the actions of the board of directors of REFI with respect to the approvals required for completion of the Merger under Rule 17a-8 of the Investment Company Act of 1940, as amended;
•
the risk that integration of the businesses and portfolios of the Company and REFI as a result of the Merger may be more difficult, time-consuming or costly than expected;
•
the risk that, with respect to the Merger, required regulatory approvals or non-objections, effectiveness of the registration statement on Form N-14, the Securities and Exchange Commission’s (the “SEC”) acceptance of REFI’s election to be regulated as a business development company, and Nasdaq listing authorization for the shares to be issued in connection with the Merger, may not be obtained on the contemplated timeline or at all;
•
movement in the Exchange Ratio (as defined in the Merger Agreement) between signing of the Merger Agreement and closing of the Merger due to changes in the net asset values of the Company and REFI;
•
the incurrence of significant transaction costs relating to the Merger;
•
the risk that shareholder litigation in connection with the Merger may result in significant costs of defense and liability;
•
the risk that the share repurchase program of up to $25.0 million, that our Board of Directors has agreed to consider pursuant to the Merger Agreement, may not be adopted or may differ from current expectations;
•
our ability to issue securities under a shelf registration statement that is not yet effective and the potential dilutive effect of any such issuances; and
•
other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Chicago Atlantic BDC, Inc.

Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $336,747,389 and $332,209,170, respectively)	$334,833,992	$333,311,787
Interest receivable	3,588,157	3,175,591
Prepaid expenses and other assets	2,605,281	770,292
Due from affiliates	2,008,432	1,804,032
Cash	925,534	2,934,752
Total assets	$343,961,396	$341,996,454

LIABILITIES
Revolving line of credit	$27,000,000	$25,000,000
Distributions payable	7,759,001	7,759,001
Income-based incentive fees payable	1,920,905	2,073,319
Other payables	1,677,560	284,774
Management fee payable	1,555,022	1,446,470
Due to affiliates	1,441,236	1,311,604
Professional fees payable	118,133	456,616
Capital gains incentive fees payable	-	163,473
Excise tax payable	-	69,609
Unearned interest income	-	23,514
Total liabilities	$41,471,857	$38,588,380

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,590 and 22,820,590 shares issued and outstanding, respectively	$228,206	$228,206
Additional paid-in-capital	303,079,082	303,154,218
Distributable earnings	(817,749)	25,650
Total net assets	$302,489,539	$303,408,074
NET ASSET VALUE PER SHARE	$13.26	$13.30

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INVESTMENT INCOME
Non-controlled/non-affiliate investment income
Interest income	$12,333,209	$11,906,066	$26,113,981	$23,185,522
Fee income	659,411	1,173,972	2,756,268	1,817,518
Total investment income from non-controlled/non-affiliate investments	12,992,620	13,080,038	28,870,249	25,003,040
Non-controlled affiliate investment income
Interest income	955,512	-	1,758,156	-
Fee income	22,500	-	45,000	-
Total investment income from non-controlled affiliate investments	978,012	-	1,803,156	-
Total investment income	13,970,632	13,080,038	30,673,405	25,003,040

EXPENSES
Income-based incentive fees	1,920,903	1,968,637	4,378,192	3,884,914
Management fee	1,555,022	1,345,331	3,084,381	2,606,206
General and administrative expenses	1,142,752	1,366,783	2,355,536	2,341,260
Interest expense	1,000,939	301,260	2,025,481	446,641
Professional fees	210,244	275,860	408,482	491,586
Audit expense	153,750	153,750	307,500	343,752
Other expenses	145,109	169,717	291,215	314,139
Sub-administrator fees	115,766	128,805	249,176	286,590
Legal expenses	72,954	313,139	118,704	564,065
Excise tax expense	-	-	2,730	-
Capital gains incentive fees	-	183,932	(163,473)	177,119
Total expenses	6,317,439	6,207,214	13,057,924	11,456,272
Waiver of general and administrative expense (Note 6)	-	-	-	(658,477)
Expense limitation agreement (Note 6)	-	(791,783)	-	(1,107,783)
Net expenses	6,317,439	5,415,431	13,057,924	9,690,012
NET INVESTMENT INCOME (LOSS)	7,653,193	7,664,607	17,615,481	15,313,028

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled non-affiliate investments	(528,944)	919,658	(3,016,014)	885,594
Non-controlled affiliate investments	(1,060,170)	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(1,589,114)	919,658	(3,016,014)	885,594
Net realized and unrealized gains (losses)	(1,589,114)	919,658	(3,016,014)	885,594

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,064,079	$8,584,265	$14,599,467	$16,198,622

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.34	$0.34	$0.77	$0.67
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.27	$0.38	$0.64	$0.71
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,820,590	22,820,405	22,820,590	22,820,396

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, March 31, 2026	22,820,590	$228,206	$303,079,082	$877,173	$304,184,461
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	7,653,193	7,653,193
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(1,589,114)	(1,589,114)
Total net increase (decrease) in net assets resulting from operations	-	-	-	6,064,079	6,064,079
Distributions to stockholders from:
Investment income-net	-	-	-	(7,759,001)	(7,759,001)
Total increase (decrease) in net assets	-	-	-	(1,694,922)	(1,694,922)
Effect of permanent adjustments	-	-	-		-
Balance, June 30, 2026	22,820,590	$228,206	$303,079,082	$(817,749)	$302,489,539

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, March 31, 2025	22,820,386	$228,204	$303,152,031	$(2,362,231)	$301,018,004
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	7,664,607	7,664,607
Net change in unrealized appreciation (depreciation) from investments	-	-	-	919,658	919,658
Total net increase (decrease) in net assets resulting from operations	-	-	-	8,584,265	8,584,265
Distributions to stockholders from:
Investment income-net	-	-	-	(7,758,939)	(7,758,939)
Reinvestment of stockholder distributions	22	-	233	-	233
Total increase (decrease) in net assets	22	-	233	825,326	825,559
Effect of permanent adjustments	-	-	-	-	-
Balance, June 30, 2025	22,820,408	$228,204	$303,152,264	$(1,536,905)	$301,843,563

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2025	22,820,590	$228,206	$303,154,218	$25,650	$303,408,074
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	17,615,481	17,615,481
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(3,016,014)	(3,016,014)
Total net increase (decrease) in net assets resulting from operations	-	-	-	14,599,467	14,599,467
Distributions to stockholders from:
Investment income-net	-	-	-	(15,518,002)	(15,518,002)
Total increase (decrease) in net assets	-	-	-	(918,535)	(918,535)
Effect of permanent adjustments	-	-	(75,136)	75,136	-
Balance, June 30, 2026	22,820,590	$228,206	$303,079,082	$(817,749)	$302,489,539

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	15,313,028	15,313,028
Net change in unrealized appreciation (depreciation) from investments	-	-	-	885,594	885,594
Total net increase (decrease) in net assets resulting from operations	-	-	-	16,198,622	16,198,622
Distributions to stockholders from:
Investment income-net	-	-	-	(15,517,870)	(15,517,870)
Capital transactions
Reinvestment of stockholder distributions	22	-	233	-	233
Total net increase (decrease) in net assets from capital transactions	22	-	233	-	233
Total increase (decrease) in net assets	22	-	233	680,752	680,985
Effect of permanent adjustments	-	-	(120,003)	120,003	-
Balance, June 30, 2025	22,820,408	$228,204	$303,152,264	$(1,536,905)	$301,843,563

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$14,599,467	$16,198,622
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation from investments	3,016,014	(885,594)
Net (accretion of discounts) and amortization of premiums	(1,947,081)	(1,216,102)
Purchase of investments	(95,406,486)	(59,050,605)
PIK interest capitalized	(2,740,969)	(1,045,967)
Proceeds from sales of investments and principal repayments	95,556,317	29,940,662
Amortization of deferred financing costs	351,377	248,779
(Increase) Decrease in operating assets:
Interest receivable	(412,566)	1,101,836
Due from affiliates	(204,400)	(4,156,696)
Prepaid expenses and other assets	(1,550,897)	(218,528)
Receivable for investment sold	-	4,122,500
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	(152,414)	(30,305)
Management fee payable	108,552	586,969
Capital gains incentive fees payable	(163,473)	177,119
Professional fees payable	(338,483)	170,191
Transaction fees payable related to the Loan Portfolio Acquisition	-	(2,945,125)
Other payables	1,392,786	108,783
Due to affiliates	129,632	(180,823)
Excise tax payable	(69,609)	(88,709)
Unearned interest income	(23,514)	88,384
Payable for investments purchased	-	11,760,000
Net cash provided by (used in) operating activities	12,144,253	(5,314,609)

Cash flows from financing activities
Offering costs paid	(135,469)	(998,316)
Distributions paid	(15,518,002)	(7,758,698)
Financing costs paid	(500,000)	(1,031,429)
Proceeds from borrowings on revolving line of credit	46,500,000	5,000,000
Principal payments under revolving line of credit	(44,500,000)	-
Net cash provided by (used in) financing activities	(14,153,471)	(4,788,443)

Net increase (decrease) in cash and cash equivalents	(2,009,218)	(10,103,052)
Cash and cash equivalents, beginning of period	2,934,752	23,932,406
Cash and cash equivalents, end of period	$925,534	$13,829,354

Supplemental disclosures
Excise taxes paid	$72,339	$115,357
Interest expense paid	$919,727	$-
Reinvestment of dividend distribution	$-	$233
Non-cash operating, financing and investing activity
Accrual for deferred financing costs (Note 2)	$500,000	$830,531

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

June 30, 2026

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Investments at Fair Value													(1)(5)(16) (17)
US Corporate Debt First Lien Senior Secured U.S. Debt
Administrative and Support and Waste Management and Remediation Services
Hugo Technologies, Inc.	Term Loan	11.62%	S	8.00%	0.00%	3.25%	12/11/2025	12/11/2030	2,875	2,875	2,875	1.0%	(10)
Total Administrative and Support and Waste Management and Remediation Services										2,875	2,875	1.0%
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	12.75%	P	5.75%	0.00%	7.00%	6/30/2025	6/30/2028	9,590	9,590	9,158	3.0%	(9)
BeLeaf Medical, LLC	Term Loan	13.25%	P	5.75%	0.00%	7.50%	8/20/2025	8/20/2028	12,537	12,537	12,412	4.1%	(10)
Cresco Labs, LLC	Term Loan	12.50%	F	12.50%	0.00%	0.00%	8/13/2025	8/13/2030	7,500	7,253	7,013	2.3%	(10)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	9/30/2028	31,745	31,719	31,269	10.3%	(11)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2027	13,636	13,621	13,499	4.5%	(12)
FLUENT Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	8,525	8,435	8,610	2.8%	(12)
FLUENT Corp.	Term Loan	13.00%	F	0.00%	13.00%	0.00%	3/17/2026	12/31/2026	862	862	1,414	0.5%	(12)
Illicit - S1 Enterprises, Inc.	Term Loan	13.96%	S	10.24%	0.00%	3.72%	12/31/2025	12/31/2028	13,512	13,219	13,242	4.4%	(10)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	12/4/2024	12/3/2027	2,597	2,597	2,597	0.9%	(11)
Kapple Holdings LLC (d/b/a Cannabis & Glass)	Delayed Draw Term Loan	14.25%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	5,800	5,757	5,742	1.9%	(11)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	13,521	13,214	13,183	4.4%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2027	4,002	3,995	3,922	1.3%	(11)
Shangri-La Columbia, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	7.50%	6/30/2025	6/30/2028	10,680	10,537	10,520	3.5%	(10)(18)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	5,914	5,914	5,795	1.9%	(9)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	16.00%	P	7.00%	2.00%	7.00%	10/1/2024	7/29/2026	2,604	2,601	2,721	0.9%	(10)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/17/2025	3/13/2027	2,986	2,986	3,031	1.0%	(10)
Verano Holdings Corp.	Term Loan	11.66%	S	7.66%	0.00%	4.00%	3/11/2026	3/11/2029	38,181	38,181	37,799	12.5%	(10)
Verano Holdings Corp.	Revolver	12.33%	S	8.33%	0.00%	4.00%	9/30/2025	2/28/2029	26,667	26,667	26,400	8.7%	(10)
Wellgreens 2.0, LLC	Term Loan	14.00%	P	6.50%	0.00%	7.50%	7/24/2025	7/31/2029	4,384	4,418	4,296	1.4%	(11)(19)
Northwest Commonwealth, LLC (d/b/a WYLD)	Term Loan	16.67%	P	8.42%	1.50%	6.75%	1/30/2026	1/30/2029	11,620	11,620	11,505	3.8%	(11)
Total Cannabis										225,723	224,128	74.1%
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Term Loan	11.99%	S	8.00%	0.00%	3.99%	10/24/2025	10/24/2029	5,000	4,970	4,900	1.6%	(13)
Total Educational Services										4,970	4,900	1.6%
Information
Engage3 Holdings, Inc.	Term Loan	14.00%	P	2.50%	4.00%	7.50%	7/22/2025	7/22/2030	6,213	5,935	5,871	1.9%	(11)
Protect Animals With Satellites LLC (d/b/a Halo Collar)	Term Loan	12.00%	P	3.25%	2.00%	6.75%	10/1/2024	3/30/2031	3,594	3,524	3,630	1.2%	(9)
Protect Animals With Satellites LLC (d/b/a Halo Collar)	Incremental Term Loan	12.00%	P	3.25%	2.00%	6.75%	10/1/2024	3/30/2031	1,850	1,814	1,868	0.6%	(9)
Total Information										11,273	11,369	3.7%
Manufacturing
Action Target, Inc.	Term Loan	12.00%	P	2.00%	1.50%	8.50%	8/29/2025	7/19/2027	2,252	2,252	2,252	0.7%	(11)
Ocular Science, Inc.	Term Loan	13.00%	P	5.25%	1.00%	6.75%	12/17/2025	6/17/2029	4,961	4,835	4,712	1.6%	(11)
Round 2 Holdings, LLC	Term Loan	13.00%	P	5.25%	1.00%	6.75%	3/2/2026	3/2/2030	7,519	7,284	7,256	2.4%	(10)
Total Manufacturing										14,371	14,220	4.7%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	11.75%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2026	11,137	11,118	11,193	3.7%	(10)
Total Public Administration										11,118	11,193	3.7%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	2,302	2,090	2,072	0.7%	(10)
Total Real Estate and Rental and Leasing										2,090	2,072	0.7%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

June 30, 2026

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Retail Trade
Aura Home, Inc	Term Loan	10.15%	S	6.50%	0.00%	3.50%	10/1/2024	9/22/2028	3,325	3,325	3,225	1.1%	(9)
Aura Home, Inc	Term Loan	10.15%	S	6.50%	0.00%	3.50%	4/11/2025	9/22/2028	519	519	503	0.2%	(9)
Portofino Labs, Inc. (d/b/a Because Market)	Term Loan	12.00%	S	6.25%	1.50%	4.25%	4/30/2025	4/30/2029	5,083	5,051	5,033	1.7%
Total Retail Trade										8,895	8,761	3.0%
Total First Lien Senior Secured U.S. Debt										281,315	279,518	92.5%
Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings, Inc.	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,388	3,396	1.1%	(9)
Total Cannabis										3,388	3,396	1.1%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,984	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. (d/b/a Koalafi)	Series A Senior Note	12.65%	S	8.00%	1.00%	3.65%	10/1/2024	5/22/2029	5,509	5,501	5,509	1.8%	(12)
Total Finance and Insurance										27,485	27,509	9.1%
Total Senior Secured U.S. Notes										30,873	30,905	10.2%
Second Lien Senior Secured
Cannabis
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	20.25%	P	9.00%	3.50%	7.75%	10/1/2024	8/1/2028	1,345	1,345	1,358	0.4%	(9)
Total Cannabis										1,345	1,358	0.4%
Total Second Lien Senior Secured U.S. Debt										1,345	1,358	0.4%
Total U.S. Corporate Debt										313,533	311,781	103.1%
First Lien Senior Secured Canadian Debt
Cannabis
Canopy Growth Corporation	Term Loan	9.87%	S	6.25%	0.00%	3.25%	1/8/2026	1/31/2031	16,212	13,911	13,942	4.6%	(8)(14)
TerrAscend Corporation	Term Loan	12.75%	F	12.75%	0.00%	0.00%	7/15/2025	8/1/2028	2,825	2,729	2,741	0.9%	(8)(14)
Total Cannabis										16,640	16,683	5.5%
Information
Tulip.io Inc.	Term Loan	16.50%	P	4.00%	4.50%	8.00%	11/4/2024	11/4/2028	3,156	3,157	3,125	1.0%	(8)(14)
Total Information										3,157	3,125	1.0%
Total First Lien Senior Secured Canadian Debt										19,797	19,808	6.5%
Total Canadian Corporate Debt										19,797	19,808	6.5%
Total Debt Investments										333,330	331,589	109.6%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

June 30, 2026

(Unaudited)

(In thousands)

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnotes
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-1 Preferred	5/20/2024	358,950	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U.S. Warrants							(6)
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Warrants	10/24/2025	152,880	36	12	0.0%	(13)
Total Educational Services				36	12	0.0%
Information
AI Software, LLC (d/b/a Capacity)	Warrants	6/13/2025	270,850	431	487	0.2%	(10)
Engage3 Holdings, Inc.	Warrants	7/22/2025	975,490	342	234	0.1%	(11)
Total Information				773	721	0.2%
Manufacturing
Ocular Science, Inc.	Warrants	12/17/2025	1,890,960	151	223	0.1%	(11)
Round 2 Holdings, LLC	Warrants	3/2/2026	257	255	251	0.1%	(10)
Total Manufacturing				406	474	0.2%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-3 Warrants	5/20/2024	791,258	97	186	0.1%	(10)
Workbox Holdings, Inc.	A-4 Warrants	5/20/2024	2,083,258	231	422	0.1%	(10)
Total Real Estate and Rental and Leasing				328	608	0.2%
Retail Trade
Portofino Labs, Inc. (d/b/a Because Market)	Warrants	4/30/2025	73,220	46	32	0.0%	(11)
Total Retail Trade				46	32	0.0%
Total U.S. Warrants				1,589	1,847	0.6%
Canadian Warrants							(6)
Cannabis
Canopy Growth Corporation	Warrants	1/8/2026	1,870,558	1,328	898	0.3%	(8)(14)
Total Cannabis				1,328	898	0.3%
Total Canadian Warrants				1,328	898	0.3%
Total Equity Investments				3,417	3,245	1.1%
TOTAL INVESTMENTS				336,747	334,834	110.7%

Footnote Legend

(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the Financial Accounting Standards Board’s Accounting Standards Codification 820, Fair Value Measurement.
(2)
Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates ("1M," "3M" or "6M", respectively) as defined in the Credit or Loan Service Agreement. As of June 30, 2026, rates for 1M S, 3M S and 6M S are 3.63%, 3.63%, and 3.67%, respectively. As of June 30, 2026, the P was 6.75%. Loans identified as "F" pay interest at the fixed rate listed in the table.
(4)
All investments were valued at fair value. See "Note 4 — Fair Value of Financial Instruments" in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.
(6)
Indicates a non-income producing investment. As of June 30, 2026, no debt investments are deemed as non-income producing.
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

(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2026, the aggregate fair value of non-qualifying assets is $20,705,378 or 6.02% of the Company’s total assets.
(15)
The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind ("PIK") interest or dividends.
(16)
Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” or deemed to “control” a portfolio company.
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

On June 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chicago Atlantic Real Estate Finance, Inc., a Maryland corporation (“REFI”) and, solely for the limited purposes set forth therein, the Adviser and Chicago Atlantic REIT Manager, LLC ("REFI Manager"), investment manager to REFI. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, REFI will merge with and into the Company, with the Company continuing as the surviving company (the "Merger"). See “Note 14. Proposed Merger with Chicago Atlantic Real Estate Finance, Inc.” for additional discussion of the Merger.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of June 30, 2026 and December 31, 2025, cash consisted of $0.9 million and $2.9 million, respectively, all of which are held with high credit quality financial institutions, which are members of the FDIC.

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

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual status. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of June 30, 2026 and December 31, 2025, there were no investments placed on non-accrual status.

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

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of June 30, 2026 and December 31, 2025, the Company recorded $0 and $23,514, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

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

For the three months ended June 30, 2026 and 2025 the Company accrued $0 and $0, respectively, of excise taxes. For the six months ended June 30, 2026 and 2025 the Company accrued $2,730 and $0, respectively, of excise taxes. As of June 30, 2026 and December 31, 2025, $0 and $69,609, respectively, of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company had no uncertain tax positions that met the recognition or measurement criteria as of June 30, 2026 and December 31, 2025. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of June 30, 2026, the tax years that remain subject to examination by the Internal Revenue Service are from 2023 forward.

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

Offering Costs

These costs consist primarily of legal fees and other costs incurred in connection with issuances of the Company’s common stock, including the preparation of the Company’s registration statement, registration fees, transfer agent expenses, and other expenses relating to the offering. Offering costs are capitalized as deferred offering costs and, if any, are included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, deferred offering costs were $286,753 and $151,284, respectively.

Deferred offering costs are charged to capital upon issuance of the Company's shares. For the three and six months ended June 30, 2026, and 2025, no offering costs were charged to capital. As of June 30, 2026 and December 31, 2025, no offering costs were payable by the Company.

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

Transaction Costs Related to the Proposed Merger

Direct costs incurred in connection with the Merger described in Note 14, including advisory, legal, accounting and financial printing fees, are capitalized as deferred charges within prepaid expenses and other assets on the Statements of Assets and Liabilities. Because the Company expects to account for the Merger as an asset acquisition under ASC 805-50, such costs will be included in the total accumulated cost of the acquired assets upon consummation of the Merger as a purchase price premium. Capitalized transaction costs are assessed for recoverability at each reporting date and are charged to expense in the period in which consummation of the Merger is no longer considered probable. Costs that are not direct costs of the transaction, including integration costs are expensed as incurred. Costs incurred directly in connection with the issuance of common stock as Merger consideration are deferred and will be netted against additional paid-in-capital upon the closing of the Merger.

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

The following tables summarize the composition of the Company’s portfolio investments by investment type as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$305,686,111	90.4%	$301,111,960	89.4%	$299,326,128	89.5%
Senior Secured Notes	31,009,496	9.2%	30,873,754	9.2%	30,904,496	9.2%
Warrants	-	0.0%	2,916,757	0.9%	2,745,000	0.8%
Second Lien Senior Secured Loans	1,344,919	0.4%	1,344,918	0.4%	1,358,368	0.4%
Preferred Stock	-	0.0%	500,000	0.1%	500,000	0.1%
Total	$338,040,526	100.0%	$336,747,389	100.0%	$334,833,992	100.0%

	As of December 31, 2025
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans	$295,145,971	88.3%	$291,918,975	87.9%	$292,719,497	87.8%
Senior Secured Notes	37,642,786	11.3%	37,030,961	11.1%	37,473,499	11.2%
Second Lien Senior Secured Loans	1,425,799	0.4%	1,425,798	0.4%	1,447,186	0.4%
Warrants	-	0.0%	1,333,436	0.4%	1,171,605	0.4%
Preferred Stock	-	0.0%	500,000	0.2%	500,000	0.2%
Total	$334,214,556	100.0%	$332,209,170	100.0%	$333,311,787	100.0%

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$64,136,566	$63,349,309	$63,774,697	2.3 years
Floating-rate debt (SOFR)	133,820,943	131,094,921	130,364,147	2.7 years
Floating-rate debt (PRIME)	140,083,017	138,886,402	137,450,148	2.3 years
Total Debt Instruments	$338,040,526	$333,330,632	$331,588,992	2.4 years

	As of December 31, 2025
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$94,255,821	$92,862,392	$93,187,170	2.7 years
Floating-rate debt (SOFR)	57,002,436	56,470,076	56,660,443	2.5 years
Floating-rate debt (PRIME)	182,956,299	181,043,266	181,792,569	2.0 years
Total Debt Instruments	$334,214,556	$330,375,734	$331,640,182	2.3 years

The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industry. The Company uses the North American Industry Classification System ("NAICS") for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry. The following tables summarize the composition of the Company’s portfolio investments by industry as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$248,423,841	73.8%	$246,461,746	73.6%
Finance and Insurance	27,485,554	8.2%	27,509,496	8.2%
Information	15,202,728	4.5%	15,215,348	4.5%
Manufacturing	14,777,170	4.4%	14,694,123	4.4%
Public Administration	11,118,144	3.3%	11,193,188	3.3%
Retail Trade	8,940,645	2.6%	8,793,122	2.6%
Educational Services	5,006,092	1.5%	4,912,000	1.5%
Real Estate and Rental and Leasing	2,918,213	0.9%	3,179,967	1.0%
Administrative and Support and Waste Management and Remediation Services	2,875,002	0.8%	2,875,002	0.9%
Total	$336,747,389	100.0%	$334,833,992	100.0%

	As of December 31, 2025
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$248,441,479	74.8%	$249,130,462	74.7%
Finance and Insurance	25,609,187	7.7%	25,660,999	7.7%
Information	19,595,501	5.9%	20,011,566	6.0%
Public Administration	11,407,386	3.4%	11,504,108	3.5%
Retail Trade	8,896,598	2.7%	8,914,151	2.7%
Manufacturing	7,441,941	2.2%	7,441,941	2.2%
Educational Services	5,001,681	1.5%	5,001,681	1.5%
Administrative and Support and Waste Management and Remediation Services	3,000,000	0.9%	3,000,000	0.9%
Real Estate and Rental and Leasing	2,815,397	0.9%	2,646,879	0.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

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

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$138,864,624	41.2%	$138,379,323	41.3%
West	78,716,696	23.4%	77,687,008	23.2%
Northeast	42,631,772	12.7%	42,116,754	12.6%
Southeast	28,419,631	8.4%	29,033,529	8.7%
Southwest	26,990,594	8.0%	26,912,000	8.0%
International:
Canada	21,124,072	6.3%	20,705,378	6.2%
Total	$336,747,389	100.0%	$334,833,992	100.0%

	As of December 31, 2025
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$138,071,134	41.6%	$138,912,130	41.7%
Northeast	66,803,146	20.1%	67,247,357	20.2%
West	65,511,094	19.7%	65,410,158	19.6%
Southeast	28,827,032	8.7%	28,750,558	8.6%
Southwest	26,982,778	8.1%	27,001,681	8.1%
International:
Canada	6,013,986	1.8%	5,989,903	1.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

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

The April 2026 order represents a significant shift in federal policy and is expected to be followed by additional administrative proceedings. The DEA commenced additional hearings in June 2026 to consider related regulatory considerations for adult-use cannabis, and further rulemaking, interpretive guidance, or enforcement policy statements may be issued thereafter. Closing briefs and in-person hearings, if any, are expected to occur in August 2026. As a result, the scope, implementation, and practical effects of the rescheduling action remain subject to ongoing administrative review and uncertainty.

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

Concentration and Other Credit Risk

As of June 30, 2026 and December 31, 2025, we had three portfolio companies that represented 35.1% and 31.8%, respectively, of the fair values of our portfolio. As of June 30, 2026 and December 31, 2025, our largest portfolio company represented 19.2% and 15.7%, respectively, of the total fair values of our investments in portfolio companies.

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of June 30, 2026 and December 31, 2025, the Company’s portfolio investments consisted primarily of investments in senior secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s investments measured at fair value by investment type on a recurring basis as of June 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at June 30, 2026 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$299,326,128	$299,326,128
Senior Secured Notes	-	-	30,904,496	30,904,496
Warrants	-	-	2,745,000	2,745,000
Second Lien Senior Secured Loans	-	-	1,358,368	1,358,368
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$334,833,992	$334,833,992

	Fair Value Measurements at December 31, 2025 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$292,719,497	$292,719,497
Senior Secured Notes	-	-	37,473,499	37,473,499
Second Lien Senior Secured Loans	-	-	1,447,186	1,447,186
Warrants	-	-	1,171,605	1,171,605
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$333,311,787	$333,311,787

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2026 and December 31, 2025. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over the U.S. Prime Rate ("PRIME"), Secured Overnight Financing Rate ("SOFR") and/or U.S. Treasury Rates, as applicable, for senior secured first lien term loans, as of June 30, 2026 and December 31, 2025.

Investment Type	Fair Value as of June 30, 2026	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$299,326,128	Discounted Cash Flow	Discount Rate	7.00% - 20.40%	12.55%
Senior Secured Notes	30,904,496	Discounted Cash Flow	Discount Rate	9.00% - 12.60%	11.20%
Warrants	2,745,000	Option Pricing Model	Volatility Factor	40.00% - 72.00%	56.67%
Second Lien Senior Secured Loans	1,358,368	Discounted Cash Flow	Discount Rate	18.90% - 20.90%	19.90%
Preferred Stock	500,000	Market Approach	Current Value	2.00x	2.00x
Total	$334,833,992

Investment Type	Fair Value as of December 31, 2025	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$249,770,789	Discounted Cash Flow	Discount Rate	8.40% - 23.25%	12.81%
First Lien Senior Secured Loans	42,948,708	Recent Transaction	N/A	N/A	N/A
Senior Secured Notes	37,473,499	Discounted Cash Flow	Discount Rate	5.87% - 18.23%	10.66%
Second Lien Senior Secured Loans	1,447,186	Discounted Cash Flow	Discount Rate	18.39% - 20.39%	19.64%
Warrants	826,250	Enterprise Value	Revenue Multiple	1.75x - 5.25x	4.52x
Preferred Stock	500,000	Market Approach	Current Value	1.75x	1.75x
Warrants	345,355	Option Pricing Model	Volatility Factor	49.00% - 72.00%	51.51%
Total	$333,311,787

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2026 and 2025:

	First Lien Senior Secured Loans	Senior Secured Notes	Second Lien Senior Secured Loans	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2025	$292,719,497	$37,473,499	$1,447,186	$500,000	$1,171,605	$333,311,787
Purchases	91,107,507	2,715,658	-	-	1,583,321	95,406,486
Accretion of discount and fees (amortization of premium), net	1,470,998	476,083	-	-	-	1,947,081
PIK interest	2,634,170	82,143	24,656	-	-	2,740,969
Proceeds from sales of investments and principal repayments	(86,019,690)	(9,431,091)	(105,536)	-	-	(95,556,317)
Net realized gain (loss) on investments	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(2,586,354)	(411,796)	(7,938)	-	(9,926)	(3,016,014)
Balance as of June 30, 2026	$299,326,128	$30,904,496	$1,358,368	$500,000	$2,745,000	$334,833,992

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2026	$(2,055,652)	$(133,584)	$(7,938)	$-	$(9,926)	$(2,207,100)

	First Lien Senior Secured Loans	Senior Secured Notes	Preferred Stock	Warrants	Total
Fair Value as of December 31, 2024	$239,860,206	$34,656,192	$500,000	$225,000	$275,241,398
Purchases	55,028,224	3,600,000	-	422,381	59,050,605
Accretion of discount and fees (amortization of premium), net	1,096,351	119,751	-	-	1,216,102
PIK interest	937,827	108,140	-	-	1,045,967
Proceeds from sales of investments and principal repayments	(29,940,662)	-	-	-	(29,940,662)
Net realized gain (loss) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	638,803	370,506	-	(123,715)	885,594
Balance as of June 30, 2025	$267,620,749	$38,854,589	$500,000	$523,666	$307,499,004

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2025	$638,803	$370,506	$-	$(123,715)	$885,594

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

Borrowings under the Credit Agreement bear interest at the annual rate of one-month term SOFR plus 3.00%, subject to a minimum interest rate of 6.00% with the all in interest rate on outstanding borrowings under the Revolving Line of Credit. As of June 30, 2026 and December 31, 2025 the stated interest rate on borrowings was 6.62% and 6.72%, respectively. The Company will pay a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. For the three months ended June 30, 2026 and 2025, the company recorded $69,236 and $126,111, respectively, of commitment fees which are included in interest expense on the Statements of Operations. The Company will also be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

The Company incurred $1,654,310 of financing costs in connection with the Revolving Line of Credit. As of June 30, 2026, and December 31, 2025, $673,947 and $525,324, respectively, of deferred financing costs were included in prepaid expenses and other assets on the Statements of Assets and Liabilities. For the three months ended June 30, 2026 and 2025, $176,659 and $170,065 respectively, of such costs were amortized and included in interest expense on the Statements of Operations.

As of June 30, 2026, the Company had $27,000,000 in outstanding borrowings and $73,000,000 available under the Revolving Line of Credit. As of December 31, 2025, the Company had $25,000,000 in outstanding borrowings and $75,000,000 available under the Revolving Line of Credit. The Revolving Line of Credit includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

The fair value of the Revolving Line of Credit is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

The following table presents the components of interest expense for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Commitment fee	$69,236	$126,111	$136,042	192,778
Amortization of deferred financing costs	176,659	170,065	351,377	248,779
Interest expense	755,044	5,084	1,538,062	5,084
Total interest expense	$1,000,939	$301,260	$2,025,481	446,641
Average interest rate	6.65%	7.32%	6.67%	7.32%
Average daily borrowings	$44,917,582	$274,725	$45,895,028	138,122

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2026 (in thousands except for per unit data).

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
June 30, 2026	$27,000,000	$12,203	-	N/A
March 31, 2026	$54,500,000	$6,581	-	N/A
December 31, 2025	$25,000,000	$13,136	-	N/A

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

The management fee is payable quarterly in arrears. For the three months ended June 30, 2026 and 2025, the Company incurred management fee expenses of $1,555,022 and $1,345,331, respectively. As of June 30, 2026 and December 31, 2025, $1,555,022 and $1,446,470, respectively, remained payable.

For the three months ended June 30, 2026 and 2025, the Company incurred income-based incentive fee expenses of $1,920,903 and $1,968,637, respectively. As of June 30, 2026 and December 31, 2025, $1,920,905 and $2,073,319, respectively, remained payable.

For the three months ended June 30, 2026 and 2025, the Company incurred capital gains incentive fee expenses of $0 and $183,932, respectively. As of June 30, 2026 and December 31, 2025, $0 and $163,473, respectively, remained payable.

Transactions with Affiliates

As defined in the Investment Company Act, an investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. As defined in the Investment Company Act an investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Interest, PIK and Other Income
For the Six months ended June 30, 2026
Non-controlled affiliates
CO Acquisition Vehicle LLC	$-	$17,022,084	$(17,022,084)	$-	$-	$-	$1,803,156
Total non-controlled affiliates	$-	$17,022,084	$(17,022,084)	$-	$-	$-	$1,803,156

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

For the three months ended June 30, 2026 and 2025, $0 and $791,783, respectively, and for the six months ended June 30, 2026 and 2025, $0 and $1,107,783, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement.

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

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Affiliate Payments
Income-based incentive fees	$1,920,903	$1,968,637	$4,378,192	$3,884,914
Management fee	1,555,022	1,345,331	3,084,381	2,606,206
Capital gains incentive fees	-	183,932	(163,473)	177,119
Total management and incentive fees earned	3,475,925	3,497,900	7,299,100	6,668,239
General and administrative expenses	1,142,752	1,366,783	2,355,536	2,341,260
Expense limitation agreement	-	(791,783)	-	(1,107,783)
General and administrative expenses waiver	-	-	-	(658,477)
General and administrative expenses reimbursable to the Adviser	1,142,752	575,000	2,355,536	575,000
Total affiliate payments	$4,618,677	$4,072,900	$9,654,636	$7,243,239

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025. Due to affiliates as of June 30, 2026 was $1,441,236, of which $1,319,786 and $121,450, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively. Total amounts payable to the Adviser and its affiliates as of December 31, 2025 were $1,311,604, of which $1,210,993 and $100,611, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively.

The Adviser voluntarily and irrevocably waived approximately $0 and $0 of general and administrative expenses that would have otherwise been reimbursed and payable by the Company for the three months ended June 30, 2026 and 2025, respectively, and $0 and $658,477 for the six months ended June 30, 2026 and 2025, respectively. The expenses waived for the six months ended June 30, 2025 are not subject to recoupment by the Adviser or future reimbursement by the Company.

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

The Loan Administrators allocated fees to the Company, recorded as fee income, amounting to $556,429 and $133,125 for the three months ended June 30, 2026 and 2025, respectively, and $990,672 and $214,182 for the six months ended June 30, 2026 and 2025, respectively.

The Loan Administrators allocated PIK to the Company, recorded as PIK income, amounting to $13,836 and $9,349 for the three months ended June 30, 2026 and 2025, respectively, and $34,711 and $16,904 for the six months ended June 30, 2026 and 2025, respectively.

Interest and principal payments from our portfolio companies which were received by the Loan Administrators prior to June 30, 2026, but which were not remitted to the Company until after June 30, 2026, are included in due from affiliates on the Statements of Assets and Liabilities. As of June 30, 2026, the due from affiliates balance of $2,008,432 consists of $1,202,191 and $806,241 in interest and principal payments receivable, respectively. The amounts due from affiliates as of June 30, 2026 were collected in July 2026.

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

Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of June 30, 2026 and December 31, 2025, $293,890,442 and $280,731,131, respectively, of the Company’s investments were co-investments with affiliates of the Company.

Other Related Party Transactions

The Adviser was the seed investor of the Company and provided initial funding to the Company by purchasing approximately 4.5 million shares of the Company’s common stock in the Company’s initial public offering. The Adviser provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. Since the Company’s initial public offering, the Adviser has transferred a substantial portion of these shares to its members and other recipients and as of June 30, 2026, held approximately 2.9 million shares of the Company’s common stock. The Adviser does not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock, or distribute the Company’s common stock to its members (who may, in turn, sell the Company’s common stock subject to certain holding period requirements), at a future point in time. In order for the Adviser’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Adviser to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by the Adviser, its members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

As of June 30, 2026, the Adviser and its affiliates held approximately 14% of the Company’s voting stock and have the ability to exert influence over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of the Company’s charter, the Company’s ability to issue its common stock at a price below net asset value per share, and the approval of any merger or other extraordinary corporate action.

During the six months ended June 30, 2026 and 2025, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 8 – Common Stock” for further details on the Company’s distributions declared.

Proposed Affiliated Merger

On June 17, 2026, the Company entered into the Merger Agreement with REFI and, for the limited purposes set forth therein, the Adviser and REFI Manager. REFI and the Company are affiliated because they are advised by affiliated entities within the Chicago Atlantic platform, and following the Merger the Adviser will serve as investment adviser to the combined company. Because the Merger is a transaction between affiliated entities, it is subject to Rule 17a-8 under the 1940 Act and was negotiated and approved by special committees of the boards of directors of each company comprised solely of independent directors. The Board determined that the Company’s existing stockholders will not suffer dilution as a result of the Merger. Refer to Note 14 "Proposed Merger with Chicago Atlantic Real Estate Finance, Inc." for further details on the Merger.

Pursuant to the merger agreement, transaction costs incurred in connection with the Merger generally will be shared equally between the Company and REFI, except for specified SEC and printing and mailing costs. For the three and six months ended June 30, 2026, the Company's allocable share of transaction costs relating to the Merger was approximately $1.3 million. These amounts represent direct acquisition costs of the transaction and have been deferred within prepaid expenses and other assets on the Statements of Assets and Liabilities as of June 30, 2026, and are expected to be capitalized as a component of the total cost of the acquisition upon closing of the Merger. As of June 30, 2026, approximately $0.8 million remained unpaid and are included in other payables on the accompanying Statements of Assets and Liabilities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments on existing loans:

	As of June 30, 2026	As of December 31, 2025
Unfunded delayed draw loan commitments	$12,435,714	$16,319,048
Undrawn revolver commitments	-	8,333,333
Total unfunded commitments	$12,435,714	$24,652,381

The Company did not have any other off-balance sheet commitments or liabilities as of June 30, 2026 or December 31, 2025. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and Revolving Line of Credit) and maintains adequate liquidity to fund its unfunded commitments through these sources.

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2026, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 8 — COMMON STOCK

As of June 30, 2026, 100,000,000 shares of $0.01 par value common stock were authorized.

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

Distributions

The following table summarizes distributions declared by the Company during the six months ended June 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 18, 2026	Quarterly	March 30, 2026	April 14, 2026	$0.34	$7,759,001
May 12, 2026	Quarterly	June 26, 2026	July 10, 2026	$0.34	$7,759,001

The following table summarizes distributions declared by the Company during the six months ended June 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939

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

During the six months ended June 30, 2026, the Company issued no shares of common stock under the DRIP.

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

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in net assets resulting from operations	$6,064,079	$8,584,265	$14,599,467	$16,198,622
Weighted Average Shares Outstanding - basic and diluted	22,820,590	22,820,405	22,820,590	22,820,396
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.27	$0.38	$0.64	$0.71

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

The amounts and sources of distributions reported are only estimates and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes will be determined in accordance with the U.S. federal tax rules which may differ from U.S. GAAP. The final determination of the source of all distributions in 2026 will be made after the tax year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income (loss) and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes. The Company had not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2026 and December 31, 2025.

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

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the three months ended June 30, 2026, and tax year ended March 31, 2026, were as follows:

	For the tax period from April 1, 2026 through June 30, 2026	For the tax year from April 1, 2025 through March 31, 2026
Ordinary income	$7,759,001	$31,035,942
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$7,759,001	$31,035,942

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Tax cost of investments and cash equivalents	337,720,260	$365,599,657
Unrealized appreciation	1,646,213	1,859,220
Unrealized depreciation	(4,532,481)	(3,492,164)
Net unrealized appreciation (depreciation) from investments and cash equivalents	(2,886,268)	$(1,632,944)

NOTE 12 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026		June 30, 2025
Per share data:
Net asset value at beginning of period	$13.30		$13.20
Net investment income (loss) (1)	0.77		0.67
Net realized and unrealized gains/(losses) on investments (1)	(0.13)		0.04
Net increase/(decrease) in net assets resulting from operations (1)	0.64		0.71
Distributions from net investment income (loss) (2)	(0.68)		(0.68)
Net asset value at end of period	$13.26		$13.23
Net assets at end of period	$302,489,539		$301,843,563
Shares outstanding at end of period	22,820,590		22,820,408
Weighted average net assets	$303,789,048		$301,094,453

Per share market value at end of period	$9.77		$10.35
Total return based on market value	1.04%	(3)	(12.40)%	(4)
Total return based on net asset value	4.86%	(3)	3.41%	(4)

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets (5)	5.80%		5.09%
Ratio of expenses to average net assets (5)	4.30%		3.80%
Ratio of waived expenses to average net assets(5)	0.00%		(0.59)%
Ratio of net expenses to average net assets(5)	4.30%		3.22%
Portfolio turnover (5)	27.77%		10.30%

(1)
The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of the distribution and the issuance of common stock.
(3)
Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, assuming reinvestment of dividends at the closing market price on the dividend payment date, divided by the beginning market value per share. Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, assuming reinvestment of dividends at the last reported net asset value per share on the respective dividend payment date, divided by the beginning net asset value per share. For periods less than a year, total return is not annualized.
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

NOTE 14 — PROPOSED MERGER WITH CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

On June 17, 2026, the Company entered into the Merger Agreement with REFI and, for the limited purposes discussed therein, the Adviser and REFI Manager. Pursuant to the Merger Agreement and assuming that all conditions contained in the Merger Agreement are satisfied, REFI will merge with and into the Company, with the Company continuing as the surviving company. Prior to the Merger, REFI, which has elected to be taxed as a real estate investment trust (“REIT”), will elect to be regulated as a BDC under the 1940 Act by filing a Form N-54A with the SEC. (the “BDC Election”). The BDC Election requires the approval of REFI’s stockholders, together with their approval of a new investment advisory agreement between REFI and the Adviser, and becomes effective when the Form N-54A is accepted for filing by the SEC. The Company intends to continue to qualify as a RIC, and the parties intend the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

At the effective time of the Merger (the “Merger Effective Time”), each outstanding share of REFI common stock (other than shares owned by the Company or its consolidated subsidiaries) will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares in connection with the closing of the Merger.

Under the terms of the Merger Agreement, the “Exchange Ratio” equals the ratio (rounded to the fourth decimal place) of REFI’s adjusted book value per share (the “Closing REFI NAV”) to the the net asset value per share of the Company’s common stock (the “Closing LIEN NAV”) subject to adjustment as set forth in the Merger Agreement. Each of the Closing REFI NAV and the Closing LIEN NAV is calculated in good faith as of a single date mutually agreed by the parties that is no earlier than 48 hours (excluding Sundays and holidays) prior to the Merger Effective Time, based on the valuation principles, assumptions and methodologies, and giving effect to the categories of adjustments, set forth in Exhibit A to the Merger Agreement. Each calculation is required to be approved by the applicable board of directors, including its special committee, and certified in writing by the applicable adviser or manager,

Based on the respective net asset values of the Company and REFI as of March 31, 2026, as disclosed in the joint press release issued by the Company and REFI on June 18, 2026, former REFI stockholders would be expected to own approximately 50.5% of the Company’s outstanding common stock immediately following the Merger. The actual ownership percentage will depend on the Exchange Ratio calculated shortly prior to the closing of the Merger and is expected to differ from this estimate.

The Merger Agreement was approved by the Board upon the unanimous recommendation of a special committee of the Board comprised solely of independent directors (the “LIEN Special Committee”), which received a fairness opinion from Keefe, Bruyette & Woods, Inc., which served as financial advisor to the LIEN Special Committee.

Consummation of the Merger is subject to customary closing conditions, including, among others, (i) requisite approvals by the Company’s and REFI’s stockholders, , including in each case the separate approval of the Merger Agreement by a majority of the shares voted by stockholders unaffiliated with the Company, the Adviser, REFI and REFI Manager, and including REFI stockholder approval of the BDC Election and of a new investment advisory agreement between REFI and the Adviser, (ii) approvals by the board of directors of REFI required under Rule 17a-8 of the 1940 Act, (iii) effectiveness of the Company’s registration statement on Form N-14 (which contains a joint proxy statement/prospectus) for the Company’s common stock to be issued as consideration in the Merger, (iv) Nasdaq listing authorization for the shares of the Company’s common stock to be issued as consideration in the Merger, (v) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (vi) the absence of a material adverse effect in respect of the parties, (vii) receipt of required regulatory approvals, (viii) receipt of customary legal opinions to the effect that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties and (ix) completion of the closing net asset value determinations.

Concurrently with the execution of the Merger Agreement, certain stockholders of the Company and REFI entered into Voting and Support Agreements covering approximately 12.9% of the Company’s outstanding common stock and approximately 4.8% of REFI’s outstanding common stock. Pursuant to these agreements, each such stockholder agreed to vote its/his shares of the Company’s common stock or REFI’s common stock, as applicable, in favor of the Merger-related proposals at the respective special meetings of the Company’s and REFI’s stockholders held for the purpose of approving the Merger and related transactions.

The Merger Agreement may be terminated under specified circumstances, including if the Merger has not been consummated by June 30, 2027, and does not provide for a termination fee.

Except for specified SEC and printing and mailing costs, fees and expenses incurred in connection with the Merger generally will be shared equally between the Company and REFI, with REFI Manager paying $2.0 million of REFI’s Merger-related expenses.

The Merger Agreement also provides that, prior to the Merger Effective Time, the Board will consider in good faith the adoption of a share repurchase program of up to $25.0 million to be implemented following the closing of the Merger.

The Merger had not closed as of June 30, 2026 and, accordingly, no amounts related to the Merger are reflected in the accompanying financial statements. However, pre-close transaction costs of $1.3 million incurred in connection with the Merger are included in prepaid expenses and other assets, of which $0.8 million are unpaid and included in other payables on the Statements of Assets and Liabilities (see NOTE 6 — RELATED PARTY TRANSACTIONS). The Company expects to account for the Merger as an asset acquisition under ASC 805-50 , with the Company treated as the accounting acquirer. Direct transaction costs incurred by the Company are expected to be included as a component of the total accumulated cost of the transaction. The final accounting, including allocation of the consideration transferred, will be determined as of the closing date of the Merger. The Merger is expected to close in the fourth quarter of 2026, subject to satisfaction or waiver of the closing conditions. On July 31, 2026, the Company filed a registration statement on Form N-14 with the SEC containing a preliminary joint proxy statement/prospectus relating to the Merger. As of the date of this Quarterly Report, that registration statement had not been declared effective, and the record dates and the dates of the special meetings of the Company’s and REFI’s stockholders had not been established. There can be no assurance that the Merger will be completed on the contemplated terms or at all.

The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2026 and is incorporated herein by reference. Schedules and exhibits to the Merger Agreement, including the exhibit setting out the valuation principles and categories of adjustments used to determine the Closing REFI NAV and the Closing LIEN NAV, were omitted from that filing pursuant to Item 601(a)(5) of Regulation S-K.

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2026, the date the financial statements were issued, and has identified the following events requiring disclosure.

On July 9, 2026, REFI issued 4,306,754 shares of its common stock, at a price of $14.53 per share, in a private placement in exchange for second lien promissory notes in an aggregate principal amount of approximately $62.5 million. The issuance was permitted under the Merger Agreement. The additional REFI shares outstanding, and the notes received in exchange, will be reflected in the Closing REFI NAV per share and, accordingly, in the Exchange Ratio. See “Note 14. Proposed Merger with Chicago Atlantic Real Estate Finance, Inc.”

On July 31, 2026, the Company filed a registration statement on Form N-14 with the SEC containing a preliminary joint proxy statement/prospectus relating to the Merger. The registration statement had not been declared effective as of the date of this Quarterly Report.

On August 10, 2026 the Board approved a cash dividend of $0.34 per share. The dividend is payable on October 9, 2026, to stockholders of record on September 25, 2026.

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $1.1 billion of potential investments in varying stages of underwriting.

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

Recent Developments

Proposed Merger with Chicago Atlantic Real Estate Finance, Inc.

On June 17, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chicago Atlantic Real Estate Finance, Inc. (“REFI”) and, for the limited purposes described therein, the Adviser and Chicago Atlantic REIT Manager, LLC (the “REFI Manager”), pursuant to which REFI will elect to be regulated as a business development company and merge with and into the Company, with the Company continuing as the surviving company (the “Merger”) and continuing to trade on Nasdaq under the symbol “LIEN.” REFI’s stockholders will receive shares of our common stock based on the Exchange Ratio. The “Exchange Ratio” equals the net asset value per share of REFI common stock (the “Closing REFI NAV”) divided by the net asset value per share of the Company’s common stock (the “Closing LIEN NAV”) (rounded to the fourth decimal place), in each case calculated in good faith as of a date no earlier than 48 hours (excluding Sundays and holidays) prior to the effective time of the Merger (the “Merger Effective

Time”). The Merger, which is subject to stockholder approvals, regulatory approvals, effectiveness of a Form N-14 registration statement and other customary conditions, is expected to close in the fourth quarter of 2026. See Note 14 to the financial statements.

Shelf Registration Statement

On May 11, 2026, the Company filed a registration statement on Form N-2 (the “Shelf Registration Statement”) with the U.S. Securities and Exchange Commission registering the offering, from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to $500,000,000 in aggregate amount of the Company’s common stock, preferred stock, subscription rights, warrants, debt securities, and units comprising any combination of the foregoing. The specific terms of any offering will be established in one or more prospectus supplements at the time of the offering. As of the date of this Quarterly Report on Form 10-Q, the Shelf Registration Statement had not been declared effective.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2026, our investment portfolio had an aggregate fair value of approximately $334.8 million and was comprised of approximately $299.3 million in first lien, senior secured loans, approximately $30.9 million in senior secured notes, approximately $1.4 million in second lien, senior secured loans, and approximately $3.2 million in equity securities across thirty-seven portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $333.3 million and was comprised of approximately $292.7 million in first lien, senior secured loans, approximately $37.5 million in senior secured notes, approximately $1.4 million in second lien, senior secured loans, and approximately $1.7 million in equity securities across thirty-nine portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of June 30, 2026 and December 31, 2025 are shown in the following tables.

	As of June 30, 2026
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	89.4%	89.5%
Senior Secured Notes	9.2%	9.2%
Warrants	0.9%	0.8%
Second Lien Senior Secured Loans	0.4%	0.4%
Preferred Stock	0.1%	0.1%
Total	100.0%	100.0%

	As of December 31, 2025
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.9%	87.8%
Senior Secured Notes	11.1%	11.2%
Second Lien Senior Secured Loans	0.4%	0.4%
Warrants	0.4%	0.4%
Preferred Stock	0.2%	0.2%
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of June 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the headquarters of the portfolio company.

Geographic regions are defined as: West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states of ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states of PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	As of June 30, 2026
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	41.2%	41.3%
West	23.4%	23.2%
Northeast	12.7%	12.6%
Southeast	8.4%	8.7%
Southwest	8.0%	8.0%
International:
Canada	6.3%	6.2%
Total	100.0%	100.0%

	As of December 31, 2025
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	41.6%	41.7%
Northeast	20.1%	20.2%
West	19.7%	19.6%
Southeast	8.7%	8.6%
Southwest	8.1%	8.1%
International:
Canada	1.8%	1.8%
Total	100.0%	100.0%

The tables below present the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
Industry(1)	Amortized Cost	Fair Value
Cannabis	73.8%	73.6%
Finance and Insurance	8.2%	8.2%
Information	4.5%	4.5%
Manufacturing	4.4%	4.4%
Public Administration	3.3%	3.3%
Retail Trade	2.6%	2.6%
Educational Services	1.5%	1.5%
Real Estate and Rental and Leasing	0.9%	1.0%
Administrative and Support and Waste Management and Remediation Services	0.8%	0.9%
Total	100.0%	100.0%

	As of December 31, 2025
Industry(1)	Amortized Cost	Fair Value
Cannabis	74.8%	74.7%
Finance and Insurance	7.7%	7.7%
Information	5.9%	6.0%
Public Administration	3.4%	3.5%
Retail Trade	2.7%	2.7%
Manufacturing	2.2%	2.2%
Educational Services	1.5%	1.5%
Administrative and Support and Waste Management and Remediation Services	0.9%	0.9%
Real Estate and Rental and Leasing	0.9%	0.8%
Total	100.0%	100.0%

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

As of June 30, 2026 and December 31, 2025, we had three portfolio companies that represented 35.1% and 31.8% respectively, of our investments, at fair value. As of June 30, 2026 and December 31, 2025, our largest portfolio company represented 19.2% and 15.7%, respectively, of our investments, at fair value.

Investment Activity

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Beginning Portfolio, at fair value	$333,311,787	$275,241,398
Purchases	95,406,486	59,050,605
Accretion of discount and fees (amortization of premium), net	1,947,081	1,216,102
PIK interest	2,740,969	1,045,967
Proceeds from sales of investments and principal repayments	(95,556,317)	(29,940,662)
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	(3,016,014)	885,594
Ending Portfolio, at fair value	$334,833,992	$307,499,004

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	319,371,061	95.4%
3	15,462,931	4.6%
4	-	0.0%
5	-	0.0%
Total	$334,833,992	100.0%

	As of December 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	327,611,910	98.3%
3	5,699,877	1.7%
4	-	0.0%
5	-	0.0%
Total	$333,311,787	100.0%

Debt Investments on Non-Accrual Status

As of June 30, 2026 and December 31, 2025, there were no loans in our portfolio placed on non-accrual status.

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

As of June 30, 2026, the Company had $27,000,000 in outstanding borrowings and $73,000,000 available under the Revolving Line of Credit. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and six months ended June 30, 2026 and 2025.

The fair value of the Company’s investment portfolio grew from $307.5 million as of June 30, 2025, to $334.8 million as of June 30, 2026. The 9% growth in the fair value of our investment portfolio resulting from originations is the main driver for the changes in investment income, operating expenses, net investment income and change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Investment Income

The following table sets forth the components of investment income for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest income	$11,668,809	$10,616,576	$23,479,451	$20,799,750
Accretion of discount and fees (amortization of premium), net	553,421	693,195	1,947,081	1,216,102
PIK	1,066,491	596,295	2,445,605	1,169,670
Total interest income	13,288,721	11,906,066	27,872,137	23,185,522
Fee income	681,911	1,173,972	2,801,268	1,817,518
Total investment income	$13,970,632	$13,080,038	$30,673,405	$25,003,040

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

For the three months ended June 30, 2026 and 2025, total investment income was approximately $14.0 million and $13.1 million, respectively, which was attributable to approximately $0.7 million and $1.2 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and approximately $13.3 million and $11.9 million of interest income, respectively. For the six months ended June 30, 2026 and 2025, total investment income was approximately $30.7 million and $25.0 million, which was attributable to approximately, $2.8 million and $1.8 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and approximately $27.9 million and $23.2 million of interest income, respectively. Approximately $0.5 million and $1.1 million of prepayment premiums were included in interest income for the three and six months ended June 30, 2026, respectively. There were no prepayment premiums included in interest income for the three and six months ended June 30, 2025.

Operating Expenses

Our operating expenses for the six months ended June 30, 2026 and 2025 are presented below:

	For the Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Income-based incentive fees	$4,378,192	$3,884,914	$493,278	12.7%
Management fee	3,084,381	2,606,206	478,175	18.3%
General and administrative expenses	2,355,536	2,341,260	14,276	0.6%
Interest expense	2,025,481	446,641	1,578,840	353.5%
Professional fees	408,482	491,586	(83,104)	-16.9%
Audit expense	307,500	343,752	(36,252)	-10.5%
Other expenses	291,215	314,139	(22,924)	-7.3%
Sub-administrator fees	249,176	286,590	(37,414)	-13.1%
Legal expenses	118,704	564,065	(445,361)	-79.0%
Excise tax expense	2,730	-	2,730	0.0%
Capital gains incentive fees	(163,473)	177,119	(340,592)	-192.3%
Total operating expenses	13,057,924	11,456,272	1,601,652	14.0%
Waiver of General and administrative expense (Note 6)	-	(658,477)	658,477	-100.0%
Expense limitation agreement (Note 6)	-	(1,107,783)	1,107,783	-100.0%
Net operating expenses	$13,057,924	$9,690,012	$3,367,912	34.8%

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. There were no net realized gains or losses from investments during the three and six months ended June 30, 2026 and 2025.

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

Net change in unrealized appreciation (depreciation) from investments for the three and six months ended June 30, 2026 and 2025 is comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross unrealized appreciation	$1,205,671	$1,428,075	$1,588,165	$1,553,712
Gross unrealized depreciation	(2,794,785)	(508,417)	(4,604,179)	(668,118)
Total net change in unrealized appreciation (depreciation) from investments	$(1,589,114)	$919,658	$(3,016,014)	$885,594

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Aeriz Holdings Corp	$-	$121,039	$-	$53,418
Aeriz Holdings Corp (Maturity: 6/30/2028)	(143,846)	-	(431,537)	-
AI Software, LLC (d/b/a Capacity)	-	-	(425,453)	-
AI Software, LLC (d/b/a Capacity) - Warrants	(500)	-	(52,000)	-
Archos Capital Group, LLC	-	255	(1)	255
Ascend Wellness Holdings Inc.	(44,157)	58,604	(105,714)	84,425
Aura Home, Inc	(99,750)	(63,591)	(83,125)	22,707
Aura Home, Inc - Term D	(15,568)	-	(12,973)	-
BeLeaf Medical, LLC	(58,017)	-	(195,393)	-
Canopy Growth Corporation	30,910	-	30,910	-
Canopy Growth Corporation - Warrants	(149,500)	-	(430,000)	-
CO Acquisition Vehicle LLC	(1,060,170)	-	-	-
Cresco Labs, LLC	(52,451)	-	(179,737)	-
Curaleaf Holdings, Inc.	-	207,714	(278,212)	211,587
Deep Roots Harvest, Inc.	-	797,813	-	822,813
Dreamfields Brands, Inc. (d/b/a Jeeter)	(161,608)	(20,800)	(481,909)	(36,720)
Elevation Cannabis, LLC	(74,884)	2,663	(96,433)	(112,185)
Energize Holdings, Inc. (d/b/a Exos)	(27,218)	-	(70,489)	-
Energize Holdings, Inc. (d/b/a Exos) - Warrants	(9,500)	-	(23,603)	-
Engage3 Holdings, Inc.	(20,535)	-	(71,216)	-
Engage3 Holdings, Inc. - Warrants	(9,000)	-	(34,000)	-
Flowery - Bill's Nursery, Inc.	(629)	(17,934)	(72,405)	(33,580)
Fluent Corp. (f/k/a Consortium)	160,914	(11,661)	236,230	1,449
FLUENT Corp. (f/k/a Consortium) - Bridge Loan	551,932	-	551,932	-
HA-MD, LLC	(374)	(831)	(920)	(1,453)
Hartford Gold Group, LLC: (Maturity: 1/6/2027)	-	(72,170)	-	(30,004)
Hartford Gold Group, LLC: (Maturity: 12/17/2025)	-	-	-	(12,063)
Hugo Technologies Inc.	14,688	-	-	-
Illicit - S1 Enterprises, Inc.	114,007	-	22,734	-
Kaleafa, Inc.	-	(431)	(27,409)	28,319
Kapple Holdings LLC (Cannabis & Glass)	(34,797)	18,489	(64,756)	18,440
Minden Holdings, LLC	-	(1,896)	-	(2,450)
Northwest Commonwealth, LLC (d/b/a WYLD)	(116,198)	-	(116,198)	-
Nova Farms, LLC	(36,186)	(83,199)	(146,451)	(107,432)
Oasis - AZ GOAT AZ LLC	21,874	(16,565)	1,616	(28,177)
Ocular Science, Inc.	(9,838)	-	(121,985)	-
Ocular Science, Inc. - Warrants	31,352	-	72,248	-
Portofino Labs, Inc. (d/b/a Because Market)	(53,684)	-	(81,728)	-
Portofino Labs, Inc. (d/b/a Because Market) - Warrants	10,750	-	12,750	-
Proper Holdings, LLC	-	(694)	-	(1,543)
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	16,606	18,067	55,881	21,232
Protect Animals With Satellites LLC (Halo Collar): Term Loan	32,252	34,273	108,413	37,982
Remedy - Maryland Wellness, LLC	(7,332)	(12,172)	(7,938)	(6,104)
Round 2 Holdings, LLC	(28,989)	-	(28,989)	-
Round 2 Holdings, LLC - Warrants	(3,709)	-	(4,321)	-
RTCP, LLC	(1,712)	3,790	(3,405)	2,417
Shangri-La Columbia, LLC	(17,728)	-	(150,444)	-
Silver Therapeutics, Inc.	5,137	(87,300)	(57,573)	(87,300)
Simspace Corporation	-	51,430	-	72,959
STIIIZY, Inc. (f/k/a Shryne Group Inc.)	-	26,093	-	(10,994)
Subsero Holdings - Illinois, Inc	1,467	14,675	16,592	48,401

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Sunny Days Enterprises, LLC	-	-	-	(43,094)
TerrAscend Corporation	(12,723)	-	(10,451)	-
TheraTrue, Inc.	29,857	(14,928)	14,929	(14,928)
Tulip.io Inc.	(334)	17,788	14,930	30,144
Verano Holdings Corp.	-	7,357	(7,895)	5,316
Verano Holdings Corp. - Term Loan	(381,813)	-	(381,813)	-
Verano Holdings Corp. - Revolver	(133,334)	-	(266,667)	-
Wellgreens 2.0, LLC	2,925	-	(16,165)	-
West Creek Financial Holdings, Inc. (d/b/a Koalafi)	(1,124)	23,407	(24,465)	72,076
Workbox Holdings Inc.	(20,690)	24,618	(18,728)	(16,376)
Workbox Holdings Inc.: A-3 Warrants	55,000	(24,000)	142,000	(40,000)
Workbox Holdings Inc.:A-4 Warrants	126,000	(62,715)	307,000	(83,715)
Youth Opportunity Investments, LLC	(6,887)	(17,530)	(21,678)	19,772
Total net change in unrealized appreciation (depreciation) from investments	$(1,589,114)	$919,658	$(3,016,014)	$885,594

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

In addition, on May 11, 2026, we filed a $500.0 million universal Shelf Registration Statement on Form N-2, which, once effective, would permit us to offer common stock, preferred stock, subscription rights, warrants, debt securities and units from time to time as an additional source of capital, subject to market conditions and the requirements of the 1940 Act.

In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2026, we had approximately $0.9 million in cash and $27.0 million in total aggregate principal amount of outstanding debt. Our asset coverage as of June 30, 2026, was 1220%. Subject to borrowing base and other restrictions, we had approximately $73.0 million available for additional borrowings under the Revolving Line of Credit as of June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, we had cash of approximately $0.9 million and $2.9 million, respectively. During the six months ended June 30, 2026, we experienced a net decrease in cash of approximately $2.0 million. During the period, cash provided by operating activities was approximately $12.1 million, primarily driven by the purchase of investments of approximately $95.4 million, partially offset by proceeds from sales of investments and principal repayments of portfolio investments of $95.6 million and net investment income of approximately $17.6 million. Cash used in financing activities was approximately $14.2 million, primarily driven by net borrowings and repayments under our Revolving Line of Credit of $2.0 million, offset by distributions paid of approximately $15.5 million and financing costs paid of approximately $0.5 million.

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

All of our investments as of June 30, 2026 and December 31, 2025 were categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On August 11, 2026, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.78 per share, which represented a discount of approximately (26.34%) to our net asset value per share of $13.26 as of June 30, 2026.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
Class and Period	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year Ended December 31, 2026
Third Quarter (Through August 11, 2026)	*	10.02	9.24	*	*	$0.34	(7)
Second Quarter	$13.26	$10.46	$9.01	-21.1%	-32.0%	$0.34
First Quarter	$13.33	$10.91	$9.31	-18.2%	-30.2%	$0.34
Year Ended December 31, 2025
Fourth Quarter	$13.30	$11.22	$10.03	-15.6%	-24.6%	$0.34
Third Quarter	$13.27	$11.12	$10.12	-16.2%	-23.7%	$0.34
Second Quarter	$13.23	$11.11	$9.71	-16.0%	-26.6%	$0.34
First Quarter	$13.19	$12.56	$10.92	-4.8%	-17.2%	$0.34
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.7%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(6)
Third Quarter	$14.06	$10.37	$7.65	-26.3%	-45.6%	$0.63	(6)
Second Quarter	$14.49	$9.19	$7.82	-36.3%	-45.8%
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

(7) The dividend is payable on October 9, 2026 to stockholders of record on September 25, 2026.

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

Holders

As of August 11, 2026, there were approximately 103 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared and/or paid by the Company from inception through June 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001
November 11, 2025	Quarterly	December 31, 2025	January 15, 2026	$0.34	$7,759,001
March 18, 2026	Quarterly	March 30, 2026	April 14, 2026	$0.34	$7,759,001
May 12, 2026	Quarterly	June 26, 2026	July 10, 2026	$0.34	$7,759,001

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

During the six months ended June 30, 2026, the Company issued no shares of common stock under the DRIP.

During the six months ended June 30, 2025, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	22

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2026 or the fiscal year ended December 31, 2025.

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

As of June 30, 2026, 81.0% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 19.0% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2025, 71.8% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 28.2% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors/ceilings for floating rate instruments) and hypothetical changes in the SOFR on our Revolving line of credit, assuming that there is no change in our investment and borrowing structure (in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$6,836	$810	$6,026
Up 200 basis points	4,097	540	3,557
Up 100 basis points	1,513	270	1,243
Down 100 basis points	(76)	(174)	98
Down 200 basis points	(76)	(174)	98
Down 300 basis points	(76)	(174)	98

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025. Except for the following related to the Merger:

Sales of shares of our common stock after the completion of the Merger may cause the market price of our common stock to decline.

At the Merger Effective Time, each share of REFI’s common stock issued and outstanding immediately prior to such time (other than shares owned by us or any of our consolidated subsidiaries), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.

Former REFI shareholders may decide not to hold the shares of our common stock that they will receive pursuant to the Merger Agreement. Certain of REFI’s shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive pursuant to the Merger Agreement. In addition, our shareholders may decide not to hold their shares of our common stock after completion of the Merger. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place soon after the completion of the Merger.

Immediately prior to the date and time that REFI elects to be regulated as a BDC under the 1940 Act by filing a Form N-54 with the SEC (the “BDC Election Time”), any vesting conditions applicable to each outstanding share of REFI’s restricted stock will, automatically and without any required action on the part of the holder thereof, accelerate in full and thereafter participate in the Merger along with the other shares of REFI’s common stock. Following the Merger Effective Time, holders of previously restricted shares may sell the shares of our common stock that they receive in the Merger, subject to applicable securities laws.

In addition, on July 9, 2026, REFI entered into a Loan Agreement with Koach Capital Fund I LLC, Koach Capital Fund II LP, Koach Capital Fund III LP and their respective wholly-owned subsidiaries (collectively, “Koach”), pursuant to which REFI issued 4,306,754 shares of REFI’s common stock, at a price of $14.53 per share, in a private placement in exchange for second lien promissory notes issued by Koach in an aggregate principal amount of approximately $62.5 million (collectively, the “Koach Notes” and, such transaction, the “Koach Transaction”). The shares of REFI’s common stock issued to Koach investors in the Koach Transaction will be converted into shares of our common stock in the Merger. These shares are subject to lock-up letters restricting transfers for periods of three months (as to 20% of the shares) and six months (as to the remaining 80% of the shares) following the July 9, 2026 closing of the Koach Transaction. Following expiration of the applicable lock-up periods, the shares of our common stock held by the Koach investors will become freely transferable, and the subsequent sale of these shares could create market overhang and adversely affect the market price of our common stock.

Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

Our shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective ownership interests in the Company prior to the Merger. Consequently, Our shareholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of the Company.

Prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current net asset value per share of our common stock, we may issue additional shares of our common stock, which would further reduce the percentage ownership of the combined company to be held by our shareholders.

The Merger Agreement conditions completion of the Merger on approval by our and REFI’s unaffiliated shareholders who vote at the relevant shareholder meetings, and the failure to obtain such approvals will result in the Merger not being completed.

In addition to the customary shareholder approvals required for the Merger, the Merger Agreement conditions completion of the Merger on approval of the Merger Agreement by at least a majority of the shares of our common stock voted at the special meeting of our shareholders held by the unaffiliated holders of our common stock (the “LIEN Minority Vote”), and on approval of the Merger Agreement by at least a majority of the shares of REFI’s common stock voted at the special meeting of REFI’s shareholders (the “REFI Special Meeting”) held by the unaffiliated holders of REFI’s common stock (the “REFI Minority Vote,” and together with the LIEN Minority Vote, the “Minority Vote Requirements”).

The Minority Vote Requirements are heightened voting standards that were added to the Merger Agreement in response to our affiliation with REFI (as we share a common investment adviser platform) and the potential conflicts of interest presented by the Merger. Because affiliated shares are excluded from both the numerator and the denominator of the Minority Vote Requirements, a relatively small number of unaffiliated shareholder votes can determine whether the Merger is approved. If the Minority Vote Requirements are not obtained on either side, the Merger cannot be completed, notwithstanding Voting and Support Agreements or the affirmative vote of affiliated shareholders.

The Minority Vote Requirements also make the vote outcome more sensitive to shareholder participation. Broker non-votes and abstentions have the effect of votes against the Merger Agreement because approval of the Merger Agreement requires the affirmative vote of at least a majority of the outstanding shares of our common stock and REFI’s common stock. As a result, low shareholder turnout or high broker non-vote levels could result in failure of the Merger even if a substantial majority of unaffiliated shareholders who actually vote support the Merger. However, abstentions will not be counted as votes cast for purposes of the separate majority-of-the-minority-shares-voted requirement.

The REFI Special Meeting will be conducted in two sessions, which are expected to occur on the same day, pursuant to a sequencing adjournment, and this meeting structure may be subject to challenge that could delay or prevent the completion of the Merger.

The REFI Special Meeting is expected to be conducted in two sessions, which are expected to occur on the same day. At the initial session, REFI’s shareholders will vote on REFI’s election to be regulated as a BDC (the “BDC Election”), REFI’s investment advisory agreement with the Adviser (the “New BDC Advisory Agreement”) and a proposal to approve the adjournment of the REFI Special Meeting, from time to time, if necessary or appropriate, including (a) to permit the filing and SEC acceptance of the BDC Election and REFI’s board of director’s consideration and adoption of the approvals required to be made by the board of directors of REFI pursuant to Rule 17a-8 of the 1940 Act (the "Post-BDC Election Approvals") prior to the vote on the Merger Agreement, and (b) to solicit additional proxies if there are insufficient votes to approve the BDC Election, the New BDC Advisory Agreement or the Merger Agreement (such proposal, the "REFI Adjournment Proposal"). Following the vote on the BDC Election and the New BDC Advisory Agreement, the REFI Special Meeting will be adjourned pursuant to the REFI Adjournment Proposal for a short period of time, during which (i) REFI will file its Form N-54A with the SEC and, upon acceptance of such filing, the BDC Election Time will occur, and (ii) the board of directors of REFI (acting on the recommendation of REFI’s special committee) will consider and adopt the Post-BDC Election Approvals. The REFI Special Meeting will thereafter be reconvened, which is expected to occur on the same day, and REFI’s shareholders will vote on the Merger Agreement at the reconvened session.

The two-session meeting structure is designed to accommodate the sequencing required by the Merger Agreement and the 1940 Act. Specifically, REFI’s status must change from a real estate investment trust (“REIT”) to a BDC (and the Post-BDC Election Approvals must be adopted) before REFI’s shareholders vote on the Merger Agreement, because REFI’s shareholders voting on the Merger Agreement at the reconvened session will be voting as shareholders of a BDC rather than a REIT.

In addition, the two-session structure requires that a series of steps be completed within a limited timeframe, including SEC acceptance of the Form N-54A, REFI’s special committee’s recommendation to the board of directors of REFI, and the board of directors of REFI’s adoption of the Post-BDC Election Approvals. Any delay in completing these steps could require an additional adjournment (which could implicate a new record date if not completed within 120 days of the original record date) and could delay or prevent the completion of the Merger.

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of REFI’s investment portfolio with our investment portfolio and the integration of REFI’s business with our business. There can be no assurance that REFI’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of REFI’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the operations of the Company and REFI in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to combine REFI’s investment portfolio or business with our operations successfully, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Merger may trigger certain “change of control” provisions and other restrictions in our or REFI’s contracts or of our respective affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain of our or REFI’s agreements or contracts of our respective affiliates, which may include agreements governing indebtedness of us or REFI, will or may require the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our or REFI’s obligations under, any such agreement because the Merger or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing us from operating a material part of REFI’s business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us or REFI. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

The Merger is conditioned on the assumption or repayment of REFI’s outstanding indebtedness, and consent from the lenders under REFI’s unsecured notes has not been obtained.

It is a condition to the closing of the Merger that the lenders under REFI’s revolving credit facility and unsecured notes shall have either agreed to our assumption of the indebtedness or such indebtedness shall have been repaid prior to the closing of the Merger. As of the date of the Merger Agreement, the agent and lenders under REFI’s revolving credit facility have provided a preliminary consent supporting the Merger, and we and REFI expect to obtain a definitive consent prior to the closing of the Merger. However, the lenders under REFI’s unsecured notes have not provided any consent as of the date of the Merger Agreement, and although REFI expects to obtain their consent (or, alternatively, to repay the notes) prior to the closing of the Merger, there is no assurance that either outcome will occur. If REFI is unable to satisfy the closing condition, we may not be able to consummate the Merger.

The opinion delivered to the special committee of our Board (the “LIEN Special Committee”) by its financial advisor prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinion.

The opinion of the financial advisor to the LIEN Special Committee was delivered to the LIEN Special Committee on, and dated, June 16, 2026. Changes in our or REFI’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us or REFI may significantly alter our or REFI’s respective value or the price of shares of our common stock or REFI’s common stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion.

The announcement and pendency of the Merger could adversely affect both our and REFI’s business, financial results and operations.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding both our and REFI’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Merger is completed. In addition, we and REFI have diverted, and will continue to divert, management resources towards the completion of the Merger, which could have a negative impact on each of our and REFI’s future revenues and results of operations.

We and REFI are also subject to restrictions on the conduct of each of our and REFI’s businesses prior to the completion of the Merger as provided in the Merger Agreement, generally requiring us and REFI to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and REFI’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and REFI’s respective assets, amend each of our and REFI’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent us or REFI from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the Merger.

If the Merger does not close, we will benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and

•
the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. However, unlike many public-company merger agreements, the Merger Agreement does not require us to pay a termination fee to the other party under any circumstance.

The Merger is subject to closing conditions, including shareholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to our business and operations.

The Merger is subject to closing conditions, including certain approvals of our and REFI’s respective shareholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that REFI’s shareholders adopt the Merger Agreement and approve the Merger, the BDC Election and the New BDC Advisory Agreement may not be waived under applicable law and must be satisfied for the Merger to be completed. If REFI’s shareholders do not approve the Merger Agreement and the Merger, the BDC Election and the New BDC Advisory Agreement and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. In addition, the closing condition that our shareholders approve the Merger Agreement, including the Merger and related transactions, and the issuance of shares of our common stock pursuant to the Merger Agreement (the “Merger Stock Issuance Proposal”) may not be waived under applicable law and must be satisfied for the Merger to be completed. If our shareholders do not approve the Merger Stock Issuance Proposal and the Merger Agreement, including the Merger and related transactions, and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. The Merger is also conditioned on receipt by REFI of the Post-BDC Election Approvals from REFI’s board of directors (upon recommendation of REFI’s special committee) under Rule 17a-8 of the 1940 Act following the BDC Election Time. If the Post-BDC Election Approvals are not obtained on the anticipated schedule, the Merger will not be completed on the anticipated timeline and may not be completed at all. In addition to the required approvals of our and REFI’s shareholders, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Merger. We cannot predict whether and when these other conditions will be satisfied.

Litigation filed against us and REFI in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.

We and REFI may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the Merger or could prevent the Merger from being completed.

We will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on us and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Merger.

We and REFI may waive one or more conditions to the Merger without resoliciting shareholder approval.

Certain conditions to our and REFI’s respective obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and REFI. In the event that any such waiver does not require resolicitation of shareholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further shareholder approval. The conditions requiring the approval of the Merger Stock Issuance Proposal and the Merger Agreement, including the Merger and related transactions, by our shareholders and the BDC Election, the New BDC Advisory Agreement, and the Merger Agreement by REFI’s shareholders, however, cannot be waived.

The market price of our common stock after the Merger may be affected by factors different from those affecting our common stock currently.

Our business and REFI’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of us and REFI and the market prices of our common stock. These factors include a larger shareholder base, differences in the investment strategies and a different capital structure.

Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Merger.

Our shareholders and REFI’s shareholders do not have appraisal rights in connection with the Merger.

Appraisal rights are statutory rights that enable shareholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the applicable transaction. Under Maryland law, our shareholders and REFI’s shareholders will not have rights to an appraisal of the fair value of their shares in connection with the Merger.

The Merger may not be treated as a tax-free reorganization under Section 368(a) of the Code.

We and REFI intend that the Merger will qualify as a tax-free reorganization under Section 368(a) of the Code, and each expect to receive a legal opinion to that effect. However, if the Internal Revenue Service or a court determines that the Merger should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a shareholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of REFI’s common stock for our common stock in the Merger.

The combined company may incur adverse tax consequences if either we or REFI have failed or fails to qualify for taxation as a RIC or a REIT, respectively, for United States federal income tax purposes.

REFI has elected to qualify as a REIT and has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to so qualify as a REIT at the time of the Merger. We have elected to qualify as a RIC and have operated in a manner that we believe has allowed us to qualify as a RIC for U.S. federal income tax purposes under the Code and intend to continue to do so through and following the Merger. In order to qualify as a RIC or a REIT, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets, income and distributions. If we or REFI had failed or fails to qualify as a RIC or a REIT, respectively, for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order for the combined company to qualify as a RIC. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of our common stock. In addition, if either we or REFI have failed or fail to qualify as a RIC or a REIT, respectively, for U.S. federal income tax purposes, the analysis of the Merger as a tax-free reorganization could be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc., Chicago Atlantic BDC, Inc., Chicago Atlantic BDC Advisers, LLC, and Chicago Atlantic REIT Manager, LLC(1)

3.1	Articles of Amendment and Restatement of the Company(2)
3.2	Articles of Amendment of the Company(3)
3.3	Second Amended and Restated Bylaws of the Company(4)
10.1	WATC Custody Agreement(5)
10.2	WAB Custody Agreement(6)
10.3	Credit Agreement(7)
10.4	Form of Support Agreement (REFI Stockholders), dated as of June 17, 2026, by and among Chicago Atlantic Real Estate Finance, Inc. and the stockholders party thereto(8)
10.5	Form of Support Agreement (LIEN Stockholders), dated as of June 17, 2026, by and among Chicago Atlantic BDC, Inc., and the stockholders party thereto(9)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101*

* Filed herewith.

(1)
Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed June 18, 2026.
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
(8)
Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed June 18, 2026.
(9)
Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed June 18, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2026.

CHICAGO ATLANTIC BDC, INC.

By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Geoffroy
Thomas Geoffroy
Interim Chief Financial Officer (Principal Financial Officer)