Form 10-Q
period 2026-09-30
Chicago Atlantic BDC, Inc.
filed 2026-11-12
CIK 1843162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 10, 2026, the registrant had 22,820,590 shares of common stock ($0.01 par value per share) outstanding.

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
•
our ability to issue securities under our shelf registration statement and the potential dilutive effect of any such issuances; and
•
other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Chicago Atlantic BDC, Inc.

Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $401,761,188 and $332,209,170, respectively)	$399,618,026	$333,311,787
Interest receivable	4,484,642	3,175,591
Prepaid expenses and other assets	2,977,591	770,292
Cash	1,194,012	2,934,752
Due from affiliates	666,091	1,804,032
Total assets	$408,940,362	$341,996,454

LIABILITIES
Revolving line of credit	$91,000,000	$25,000,000
Distributions payable	7,759,001	7,759,001
Income-based incentive fees payable	2,085,446	2,073,319
Other payables	1,806,672	284,774
Management fee payable	1,655,835	1,446,470
Due to affiliates	1,609,274	1,311,604
Professional fees payable	279,005	456,616
Unearned interest income	322	23,514
Capital gains incentive fees payable	-	163,473
Excise tax payable	-	69,609
Total liabilities	$106,195,555	$38,588,380

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,820,590 and 22,820,590 shares issued and outstanding, respectively	$228,206	$228,206
Additional paid-in-capital	303,079,082	303,154,218
Distributable earnings (accumulated loss)	(562,481)	25,650
Total net assets	$302,744,807	$303,408,074
NET ASSET VALUE PER SHARE	$13.27	$13.30

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INVESTMENT INCOME
Non-controlled/non-affiliate investment income
Interest income	$13,137,216	$13,826,674	$39,251,197	$37,012,196
Fee income	2,307,721	1,243,929	5,063,989	3,061,447
Total investment income from non-controlled/non-affiliate investments	15,444,937	15,070,603	44,315,186	40,073,643
Non-controlled affiliate investment income
Interest income	-	-	1,758,156	-
Fee income	-	-	45,000	-
Total investment income from non-controlled affiliate investments	-	-	1,803,156	-
Total investment income	15,444,937	15,070,603	46,118,342	40,073,643

EXPENSES
Income-based incentive fees	2,085,445	2,347,473	6,463,637	6,232,387
Management fee	1,655,835	1,399,845	4,740,216	4,006,051
General and administrative expenses	1,476,603	1,082,419	3,832,139	3,423,679
Interest expense	1,248,085	338,515	3,273,566	785,156
Professional fees	204,785	199,939	613,267	691,525
Audit expense	153,750	153,750	461,250	497,502
Other expenses	147,466	157,903	438,681	472,042
Sub-administrator fees	118,119	154,939	367,295	441,529
Legal expenses	43,315	103,733	162,019	667,798
Excise tax expense	-	2,797	2,730	2,797
Capital gains incentive fees	-	(131,412)	(163,473)	45,707
Total expenses	7,133,403	5,809,901	20,191,327	17,266,173
Waiver of general and administrative expense (Note 6)	-	-	-	(658,477)
Expense limitation agreement (Note 6)	-	(230,419)	-	(1,338,202)
Net expenses	7,133,403	5,579,482	20,191,327	15,269,494
NET INVESTMENT INCOME (LOSS)	8,311,534	9,491,121	25,927,015	24,804,149

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-controlled/non-affiliate investments	(67,500)	-	(67,500)	-
Net realized gain (loss) from investments	(67,500)	-	(67,500)	-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-controlled non-affiliate investments	(229,765)	(657,060)	(3,245,779)	228,534
Net change in unrealized appreciation (depreciation) on investments	(229,765)	(657,060)	(3,245,779)	228,534
Net realized and unrealized gains (losses)	(297,265)	(657,060)	(3,313,279)	228,534

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,014,269	$8,834,061	$22,613,736	$25,032,683

NET INVESTMENT INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.36	$0.42	$1.14	$1.09
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.35	$0.39	$0.99	$1.09
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,820,590	22,820,568	22,820,590	22,820,454

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, June 30, 2026	22,820,590	$228,206	$303,079,082	$(817,749)	$302,489,539
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	8,311,534	8,311,534
Net realized gain (loss) from investments	-	-	-	(67,500)	(67,500)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(229,765)	(229,765)
Total net increase (decrease) in net assets resulting from operations	-	-	-	8,014,269	8,014,269
Distributions to stockholders from:
Investment income-net	-	-	-	(7,759,001)	(7,759,001)
Total increase (decrease) in net assets	-	-	-	255,268	255,268
Effect of permanent adjustments	-	-	-		-
Balance, September 30, 2026	22,820,590	$228,206	$303,079,082	$(562,481)	$302,744,807

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, June 30, 2025	22,820,408	$228,204	$303,152,264	$(1,536,905)	$301,843,563
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	9,491,121	9,491,121
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(657,060)	(657,060)
Total net increase (decrease) in net assets resulting from operations	-	-	-	8,834,061	8,834,061
Distributions to stockholders from:
Investment income-net	-	-	-	(7,759,001)	(7,759,001)
Reinvestment of stockholder distributions	182	2	1,954	-	1,956
Total increase (decrease) in net assets	182	2	1,954	1,075,060	1,077,016
Effect of permanent adjustments	-	-	-	-	-
Balance, September 30, 2025	22,820,590	$228,206	$303,154,218	$(461,845)	$302,920,579

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2025	22,820,590	$228,206	$303,154,218	$25,650	$303,408,074
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	25,927,015	25,927,015
Net realized gain (loss) from investments				(67,500)	(67,500)
Net change in unrealized appreciation (depreciation) from investments	-	-	-	(3,245,779)	(3,245,779)
Total net increase (decrease) in net assets resulting from operations	-	-	-	22,613,736	22,613,736
Distributions to stockholders from:
Investment income-net	-	-	-	(23,277,003)	(23,277,003)
Total increase (decrease) in net assets	-	-	-	(663,267)	(663,267)
Effect of permanent adjustments	-	-	(75,136)	75,136	-
Balance, September 30, 2026	22,820,590	$228,206	$303,079,082	$(562,481)	$302,744,807

	Common Stock
	Shares	Par Value	Additional paid-in- capital	Distributable Earnings/ (Accumulated Loss)	Total Net Assets
Balance, December 31, 2024	22,820,386	$228,204	$303,272,034	$(2,337,660)	$301,162,578
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	-	-	-	24,804,149	24,804,149
Net change in unrealized appreciation (depreciation) from investments	-	-	-	228,534	228,534
Total net increase (decrease) in net assets resulting from operations	-	-	-	25,032,683	25,032,683
Distributions to stockholders from:
Investment income-net	-	-	-	(23,276,871)	(23,276,871)
Capital transactions
Reinvestment of stockholder distributions	204	2	2,187	-	2,189
Total net increase (decrease) in net assets from capital transactions	204	2	2,187	-	2,189
Total increase (decrease) in net assets	204	2	2,187	1,755,812	1,758,001
Effect of permanent adjustments	-	-	(120,003)	120,003	-
Balance, September 30, 2025	22,820,590	$228,206	$303,154,218	$(461,845)	$302,920,579

See notes to financial statements.

Chicago Atlantic BDC, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$22,613,736	$25,032,683
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	67,500	-
Net change in unrealized (appreciation) depreciation from investments	3,245,779	(228,534)
Net (accretion of discounts) and amortization of premiums	(2,402,521)	(2,105,692)
Purchase of investments	(167,406,486)	(124,909,502)
PIK interest capitalized	(3,393,190)	(1,499,341)
Proceeds from sales of investments and principal repayments	103,582,679	92,590,985
Amortization of deferred financing costs	529,978	426,745
(Increase) Decrease in operating assets:
Interest receivable	(1,309,051)	(71,031)
Due from affiliates	1,137,941	1,691,266
Prepaid expenses and other assets	(2,097,707)	27,742
Receivable for investment sold	-	4,122,500
Increase (Decrease) in operating liabilities:
Income-based incentive fees payable	12,127	348,529
Management fee payable	209,365	641,483
Capital gains incentive fees payable	(163,473)	45,707
Professional fees payable	(177,611)	18,285
Transaction fees payable related to the Loan Portfolio Acquisition	-	(2,945,125)
Other payables	1,521,898	134,392
Due to affiliates	297,670	80,753
Excise tax payable	(69,609)	(88,709)
Unearned interest income	(23,192)	(22,253)
Net cash provided by (used in) operating activities	(43,824,167)	(6,709,117)

Cash flows from financing activities
Offering costs paid	(139,570)	(1,090,931)
Distributions paid	(23,277,003)	(15,515,682)
Financing costs paid	(500,000)	(1,154,310)
Proceeds from borrowings on revolving line of credit	123,000,000	28,500,000
Principal payments under revolving line of credit	(57,000,000)	(17,500,000)
Net cash provided by (used in) financing activities	42,083,427	(6,760,923)

Net increase (decrease) in cash and cash equivalents	(1,740,740)	(13,470,040)
Cash and cash equivalents, beginning of period	2,934,752	23,932,406
Cash and cash equivalents, end of period	$1,194,012	$10,462,366

Supplemental disclosures
Excise taxes paid	$72,339	$115,357
Interest expense paid	$1,679,882	$-
Reinvestment of dividend distribution	$-	$2,189
Non-cash operating, financing and investing activity
Accrual for deferred financing costs (Note 2)	$500,000	$1,106,429

See notes to financial statements.

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

September 30, 2026

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Investments at Fair Value													(1)(5)(16) (17)
US Corporate Debt First Lien Senior Secured U.S. Debt
Administrative and Support and Waste Management and Remediation Services
Hugo Technologies, Inc.	Term Loan	11.92%	S	8.00%	0.00%	3.25%	12/11/2025	12/11/2030	2,813	2,812	2,813	0.9%	(10)
Total Administrative and Support and Waste Management and Remediation Services										2,812	2,813	0.9%
Cannabis
Aeriz Holdings Corp	Delayed Draw Term Loan	12.75%	P	5.75%	0.00%	7.00%	6/30/2025	6/30/2028	9,302	9,302	8,976	3.0%	(10)
BeLeaf Medical, LLC	Term Loan	13.25%	P	5.75%	0.00%	7.50%	8/20/2025	8/20/2028	11,789	11,788	11,671	3.9%	(10)
Cresco Labs, LLC	Term Loan	12.50%	F	12.50%	0.00%	0.00%	8/13/2025	8/13/2030	7,500	7,268	6,900	2.3%	(10)
Dreamfields Brands, Inc. (d/b/a Jeeter)	Delayed Draw Term Loan	16.25%	P	8.75%	0.00%	7.50%	5/3/2023	9/30/2028	31,745	31,721	30,951	10.2%	(11)
Flowery - Bill's Nursery, Inc.	Delayed Draw Term Loan	16.00%	F	11.00%	5.00%	0.00%	10/1/2024	12/31/2027	13,402	13,391	13,201	4.4%	(12)
FLUENT Corp.	Term Loan	13.00%	F	12.00%	1.00%	0.00%	3/31/2025	11/24/2028	8,547	8,466	8,547	2.8%	(12)
FLUENT Corp.	Term Loan	13.00%	F	0.00%	13.00%	0.00%	3/17/2026	12/31/2026	891	891	1,462	0.5%	(12)
Illicit - S1 Enterprises, Inc.	Term Loan	13.96%	S	10.04%	0.00%	3.72%	12/31/2025	12/31/2028	13,242	12,984	12,977	4.3%	(10)
Kaleafa, Inc.	Term Loan	17.00%	P	8.50%	0.00%	8.50%	12/4/2024	12/3/2027	2,525	2,525	2,538	0.8%	(11)
Kapple Holdings LLC (d/b/a Cannabis & Glass)	Delayed Draw Term Loan	14.25%	S	10.25%	0.00%	4.00%	3/28/2025	7/28/2028	5,750	5,713	5,721	1.9%	(11)
Nirvana Center Management, LLC	Term Loan	13.75%	P	6.25%	0.50%	6.75%	7/31/2026	7/31/2029	25,011	25,011	25,011	8.3%	(13)
Nova Farms, LLC	Term Loan	15.00%	P	6.50%	0.00%	8.50%	10/1/2024	3/28/2027	13,150	12,953	12,887	4.3%	(9)
Oasis - AZ GOAT AZ LLC	Term Loan	15.50%	P	7.50%	0.00%	8.00%	10/1/2024	3/31/2027	3,812	3,807	3,755	1.2%	(11)
Shangri-La Columbia, LLC	Delayed Draw Term Loan	13.25%	P	5.75%	0.00%	7.50%	6/30/2025	6/30/2028	10,320	10,200	10,217	3.4%	(10)(18)
Silver Therapeutics, Inc.	Delayed Draw Term Loan	15.00%	P	7.25%	0.00%	7.75%	3/26/2025	3/24/2028	5,657	5,657	5,515	1.8%	(9)
Stiiizy, Inc.	Term Loan	14.80%	S	10.88%	0.00%	3.50%	9/4/2026	9/4/2030	44,000	44,000	44,000	14.5%	(11)
Subsero Holdings - Illinois, Inc	Delayed Draw Term Loan	14.00%	P	7.00%	0.00%	6.75%	10/1/2024	7/31/2028	2,604	2,604	2,682	0.9%	(10)
TheraTrue, Inc.	Delayed Draw Term Loan	14.50%	F	14.50%	0.00%	0.00%	3/17/2025	3/13/2027	2,986	2,986	3,030	1.0%	(10)
Verano Holdings Corp.	Term Loan	11.59%	S	7.59%	0.00%	4.00%	3/11/2026	3/11/2029	38,038	38,038	37,847	12.5%	(10)
Verano Holdings Corp.	Revolver	10.88%	S	6.88%	0.00%	4.00%	9/30/2025	2/28/2029	26,667	26,667	26,400	8.7%	(10)
Wellgreens 2.0, LLC	Term Loan	14.00%	P	6.50%	0.00%	7.50%	7/24/2025	7/31/2029	4,373	4,404	4,242	1.4%	(11)(19)
Northwest Commonwealth, LLC (d/b/a WYLD)	Term Loan	18.86%	P	8.38%	3.48%	6.75%	1/30/2026	1/30/2029	11,462	11,462	11,348	3.7%	(11)
Total Cannabis										291,838	289,878	95.8%
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Term Loan	11.99%	S	8.00%	0.00%	3.99%	10/24/2025	10/24/2029	5,000	4,973	4,925	1.6%	(13)
Total Educational Services										4,973	4,925	1.6%
Information
Engage3 Holdings, Inc.	Term Loan	14.00%	P	2.50%	4.00%	7.50%	7/22/2025	7/22/2030	6,276	6,016	5,837	1.9%	(11)
Protect Animals With Satellites LLC (d/b/a Halo Collar)	Term Loan	12.25%	P	3.25%	2.00%	6.75%	10/1/2024	3/30/2031	3,613	3,546	3,721	1.2%	(9)
Protect Animals With Satellites LLC (d/b/a Halo Collar)	Incremental Term Loan	12.25%	P	3.25%	2.00%	6.75%	10/1/2024	3/30/2031	1,859	1,825	1,915	0.6%	(9)
Total Information										11,387	11,473	3.7%
Manufacturing
Action Target, Inc.	Term Loan	12.00%	P	2.00%	1.50%	8.50%	8/29/2025	7/19/2027	1,827	1,827	1,827	0.6%	(11)
Ocular Science, Inc.	Term Loan	13.25%	P	5.25%	1.00%	6.75%	12/17/2025	6/17/2029	4,848	4,736	4,630	1.5%	(11)
Round 2 Holdings, LLC	Term Loan	13.25%	P	5.25%	1.00%	6.75%	3/2/2026	3/2/2030	6,774	6,578	6,605	2.2%	(10)
Total Manufacturing										13,141	13,062	4.3%
Public Administration
Youth Opportunity Investments, LLC	Term Loan	11.75%	S	7.75%	0.00%	4.00%	10/1/2024	9/18/2028	10,983	10,966	10,928	3.6%	(10)
Total Public Administration										10,966	10,928	3.6%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	Term Loan	12.00%	F	6.00%	6.00%	0.00%	5/20/2024	5/31/2029	2,338	2,144	2,104	0.7%	(10)
Total Real Estate and Rental and Leasing										2,144	2,104	0.7%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

September 30, 2026

(Unaudited)

(In thousands)

Portfolio Company	Facility Type	All in Rate	Benchmark (3)	Spread	PIK	Floor	Initial Acquisition Date	Maturity	Par (2)	Amortized Cost(15)	Fair Value (4)	% of Net Assets	Footnotes
Retail Trade
Aura Home, Inc	Term Loan	10.42%	S	6.50%	0.00%	3.50%	10/1/2024	9/22/2028	3,325	3,325	3,242	1.1%	(9)
Aura Home, Inc	Term Loan	10.42%	S	6.50%	0.00%	3.50%	4/11/2025	9/22/2028	519	519	506	0.2%	(9)
Portofino Labs, Inc. (d/b/a Because Market)	Term Loan	12.00%	S	6.25%	1.50%	4.25%	4/30/2025	4/30/2029	5,103	5,073	5,052	1.7%
Total Retail Trade										8,917	8,800	3.0%
Total First Lien Senior Secured U.S. Debt										346,178	343,983	113.6%
Senior Secured U.S. Notes
Cannabis
Ascend Wellness Holdings, Inc.	Senior Secured Note	12.75%	F	12.75%	0.00%	0.00%	7/16/2024	7/16/2029	3,500	3,397	3,360	1.1%	(9)
Total Cannabis										3,397	3,360	1.1%
Finance and Insurance
RTCP, LLC	Senior Secured Note	15.00%	F	15.00%	0.00%	0.00%	10/1/2024	10/2/2028	22,000	21,986	22,000	7.3%	(13)
West Creek Financial Holdings, Inc. (d/b/a Koalafi)	Series A Senior Note	12.92%	S	8.00%	1.00%	3.65%	10/1/2024	5/22/2029	5,523	5,516	5,551	1.8%	(12)
Total Finance and Insurance										27,502	27,551	9.1%
Total Senior Secured U.S. Notes										30,899	30,911	10.2%
Second Lien Senior Secured
Cannabis
Remedy - Maryland Wellness, LLC	Delayed Draw Term Loan	20.25%	P	9.00%	3.50%	7.75%	10/1/2024	8/1/2028	1,304	1,304	1,317	0.5%	(9)
Total Cannabis										1,304	1,317	0.5%
Total Second Lien Senior Secured U.S. Debt										1,304	1,317	0.5%
Total U.S. Corporate Debt										378,381	376,211	124.3%
First Lien Senior Secured Canadian Debt
Cannabis
Canopy Growth Corporation	Term Loan	10.17%	S	6.25%	0.00%	3.25%	1/8/2026	1/31/2031	16,212	14,037	14,185	4.7%	(8)(14)
TerrAscend Corporation	Term Loan	12.75%	F	12.75%	0.00%	0.00%	7/15/2025	8/1/2028	2,818	2,733	2,733	0.9%	(8)(14)
Total Cannabis										16,770	16,918	5.6%
Information
Tulip.io Inc.	Term Loan	16.50%	P	4.00%	4.50%	8.00%	11/4/2024	11/4/2028	3,193	3,193	3,129	1.0%	(8)(14)
Total Information										3,193	3,129	1.0%
Total First Lien Senior Secured Canadian Debt										19,963	20,047	6.6%
Total Canadian Corporate Debt										19,963	20,047	6.6%
Total Debt Investments										398,344	396,258	130.9%

CHICAGO ATLANTIC BDC, INC.

Schedule of Investments

September 30, 2026

(Unaudited)

(In thousands)

Portfolio Company	Class Series	Initial Acquisition Date	Shares	Cost	Fair Value	% of Net Assets	Footnotes
U.S. Preferred Stock							(6)
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-1 Preferred	5/20/2024	358,950	500	500	0.2%	(10)
Total Real Estate and Rental and Leasing				500	500	0.2%
Total U.S. Preferred Stock				500	500	0.2%
U.S. Warrants							(6)
Educational Services
Energize Holdings, Inc. (d/b/a Exos)	Warrants	10/24/2025	152,880	36	17	0.0%	(13)
Total Educational Services				36	17	0.0%
Information
AI Software, LLC (d/b/a Capacity)	Warrants	6/13/2025	270,850	431	452	0.1%	(10)
Engage3 Holdings, Inc.	Warrants	7/22/2025	975,490	342	244	0.1%	(11)
Total Information				773	696	0.2%
Manufacturing
Ocular Science, Inc.	Warrants	12/17/2025	1,890,960	151	287	0.1%	(11)
Round 2 Holdings, LLC	Warrants	3/2/2026	257	255	322	0.1%	(10)
Total Manufacturing				406	609	0.2%
Real Estate and Rental and Leasing
Workbox Holdings, Inc.	A-3 Warrants	5/20/2024	791,258	97	214	0.1%	(10)
Workbox Holdings, Inc.	A-4 Warrants	5/20/2024	2,083,258	231	485	0.1%	(10)
Total Real Estate and Rental and Leasing				328	699	0.2%
Retail Trade
Portofino Labs, Inc. (d/b/a Because Market)	Warrants	4/30/2025	73,220	46	53	0.0%	(11)
Total Retail Trade				46	53	0.0%
Total U.S. Warrants				1,589	2,074	0.6%
Canadian Warrants							(6)
Cannabis
Canopy Growth Corporation	Warrants	1/8/2026	1,870,558	1,328	786	0.3%	(8)(14)
Total Cannabis				1,328	786	0.3%
Total Canadian Warrants				1,328	786	0.3%
Total Equity Investments				3,417	3,360	1.1%
TOTAL INVESTMENTS				401,761	399,618	132.0%

Footnote Legend

(1)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the Financial Accounting Standards Board’s Accounting Standards Codification 820, Fair Value Measurement.
(2)
Par represents the outstanding principal balance net of repayments, if any, as per the terms of the debt instrument’s contract.
(3)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to a benchmark interest rate floor. The benchmark rate is determined via the Credit or Loan Service Agreement, such as the Secured Overnight Financing Rate (“S”) or the U.S. Prime Rate (“P”). The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates ("1M," "3M" or "6M", respectively) as defined in the Credit or Loan Service Agreement. As of September 30, 2026, rates for 1M S, 3M S and 6M S are 3.91%, 4.08%, and 4.27%, respectively. As of September 30, 2026, the P was 7.00%. Loans identified as "F" pay interest at the fixed rate listed in the table.
(4)
All investments were valued at fair value. See "Note 4 — Fair Value of Financial Instruments" in the accompanying notes to the financial statements.
(5)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies, excluding any portfolio company operating in the cannabis industry.
(6)
Indicates a non-income producing investment. As of September 30, 2026, no debt investments are deemed as non-income producing.
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

(14)
The investment is a “non-qualifying asset.” Under the Investment Company Act of 1940, as amended (the “1940 Act”), a business development company (“BDC”) may not acquire any “non-qualifying asset” (i.e., an asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”), unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2026, the aggregate fair value of non-qualifying assets is $20,833,319 or 5.09% of the Company’s total assets.
(15)
The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind ("PIK") interest or dividends.
(16)
Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” or deemed to “control” a portfolio company.
(17)
Assets are pledged as collateral for the Revolving Line of Credit (as defined below). See "Note 5 — Debt."
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
(17)
Assets are pledged as collateral for the Revolving Line of Credit (as defined below). See "Note 5 — Debt."
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

The Company is managed by Chicago Atlantic BDC Advisers, LLC (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940 with the Securities and Exchange Commission (“SEC”). The Adviser has engaged SS&C Technologies Holdings, Inc. GlobeOp Fund Administration and Middle Office Solutions (“SS&C”), as sub-administrator, to perform administrative services necessary for the Company's operations.

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

On June 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chicago Atlantic Real Estate Finance, Inc., a Maryland corporation (“REFI”) and, solely for the limited purposes set forth therein, the Adviser and Chicago Atlantic REIT Manager, LLC ("REFI Manager"), investment manager to REFI. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, REFI will merge with and into the Company, with the Company continuing as the surviving company (the "Merger"). See “Note 14 — Proposed Merger with Chicago Atlantic Real Estate Finance, Inc.” for additional discussion of the Merger.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company following the accounting and reporting requirements set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies ("ASC 946") and Articles 6 and 12 of Regulation S-X. The financial statements reflect all adjustments of a normal recurring nature and reclassification that, in the opinion of management, are necessary for the fair statement of results of operations and financial condition as of and for the periods presented. The current period’s results of operations are not necessarily indicative of results that may be achieved for the full fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and short-term (maturity of 90 days or less) liquid investments and money market funds. Funds held in money market funds are considered Level 1 in the fair value hierarchy in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institution where the accounts are held. As of September 30, 2026 and December 31, 2025, cash consisted of $1.2 million and $2.9 million, respectively, all of which are held with high credit quality financial institutions, which are members of the FDIC.

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

Earnings per share

Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. The potentially dilutive effect of other common shares is considered when calculating diluted earnings per share using the treasury stock method.

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

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any interest receivable is reversed from income in the period that a loan is placed on non-accrual status. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. If PIK interest or dividends are not expected to be realized by the Company, the investment generating PIK interest or dividends will be placed on non-accrual status. When an investment with PIK is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. As of September 30, 2026 and December 31, 2025, there were no investments placed on non-accrual status.

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

The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, and the debt coverage provided by the pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the subject loan is performing as originally projected and if there has been no deterioration in the financial condition of the borrower. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves. As of September 30, 2026 and December 31, 2025, the Company recorded $322 and $23,514, respectively, of prepaid interest reserves, which are presented as unearned interest income on the Statements of Assets and Liabilities.

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

For the three months ended September 30, 2026 and 2025, the Company accrued $0 and $2,797, respectively, of excise taxes. For the nine months ended September 30, 2026 and 2025, the Company accrued $2,730 and $2,797, respectively, of excise taxes. As of September 30, 2026 and December 31, 2025, $0 and $69,609, respectively, of accrued excise taxes remained payable.

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

Based on the analysis of the Company’s tax position, the Company had no uncertain tax positions that met the recognition or measurement criteria as of September 30, 2026 and December 31, 2025. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The Company identifies its major tax jurisdiction as the United States. As of September 30, 2026, the tax years that remain subject to examination by the Internal Revenue Service are from 2023 forward.

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

Offering Costs

Legal fees and other costs incurred in connection with issuances of the Company’s common stock and other securities, including the preparation of the Company’s shelf registration statement, registration fees, transfer agent expenses, and other expenses related to such offerings, are deferred and included in prepaid expenses and other assets on the Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, deferred offering costs were $343,279 and $151,284, respectively.

Deferred offering costs related to equity offerings are charged to capital upon issuance of the Company's shares. Deferred offering costs related to debt offerings are treated as deferred financing costs upon issuance of the debt and amortized to interest expense over the term of the respective debt. Any deferred offering costs that remain at the expiration of the shelf registration statement, or when it becomes probable that an offering will not be completed, are expensed. For the three and nine months ended September 30, 2026 and 2025, no offering costs were charged to capital. As of September 30, 2026 $52,425 of offering costs were payable by the Company. There were no offering costs payable by the Company as of December 31, 2025.

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

Transaction Costs Related to the Proposed Merger

Direct costs incurred in connection with the Merger described in Note 14, including advisory, legal, accounting and financial printing fees, are capitalized as deferred charges within prepaid expenses and other assets on the Statements of Assets and Liabilities. Because the Company expects to account for the Merger as an asset acquisition under ASC 805-50, Business Combinations – Related Issues (“ASC 805-50”) such costs will be included in the total accumulated cost of the acquired assets upon consummation of the Merger as a purchase price premium. Capitalized transaction costs are assessed for recoverability at each reporting date and are charged to expense in the period in which consummation of the Merger is no longer considered probable. Costs that are not direct costs of the transaction, including integration costs, are expensed as incurred. Costs incurred directly in connection with the issuance of common stock as Merger consideration are deferred and will be netted against additional paid-in-capital upon the closing of the Merger.

New Accounting Standards

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU No. 2024-03”). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after

December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to disclose the amount of the related discounts. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The amendments will be applied prospectively to all equity securities, including those subject to contractual sale restrictions in effect on the adoption date, with any adoption adjustment recognized in current-period earnings. The Company is currently evaluating the impact of adopting ASU 2026-03.

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

The following tables summarize the composition of the Company’s portfolio investments by investment type as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
Investment Type	Principal Balance	Percentage at Principal Balance	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
First Lien Senior Secured Loans(1)	$370,271,537	92.0%	$366,141,101	91.1%	$364,030,020	91.2%
Senior Secured Notes	31,023,281	7.7%	30,899,264	7.8%	30,910,898	7.7%
Second Lien Senior Secured Loans	1,304,067	0.3%	1,304,066	0.3%	1,317,108	0.3%
Warrants	-	0.0%	2,916,757	0.7%	2,860,000	0.7%
Preferred Stock	-	0.0%	500,000	0.1%	500,000	0.1%
Total	$402,598,885	100.0%	$401,761,188	100.0%	$399,618,026	100.0%

(1) We consider 36.0%, 36.4% and 36.4% of first lien senior secured loans at principal balance, amortized cost and fair value, respectively, to be unitranche loans (including "last out" portions of such loans) as of September 30, 2026.

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

The following tables summarize the composition of the Company’s debt portfolio based on rate characteristics as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$63,981,764	$63,262,244	$63,337,688	2.0 years
Floating-rate debt (SOFR)	177,173,353	174,622,262	174,147,046	3.0 years
Floating-rate debt (PRIME)	161,443,768	160,459,925	158,773,292	2.2 years
Total Debt Instruments	$402,598,885	$398,344,431	$396,258,026	2.5 years

	As of December 31, 2025
Rate Type	Principal Balance	Amortized Cost	Fair Value	Time to Maturity
Fixed-rate debt	$94,255,821	$92,862,392	$93,187,170	2.7 years
Floating-rate debt (SOFR)	57,002,436	56,470,076	56,660,443	2.5 years
Floating-rate debt (PRIME)	182,956,299	181,043,266	181,792,569	2.0 years
Total Debt Instruments	$334,214,556	$330,375,734	$331,640,182	2.3 years

The Company’s portfolio investments are primarily in companies conducting business in or supporting the cannabis industry. The Company uses the North American Industry Classification System ("NAICS") for classifying the industry groupings of its portfolio companies, excluding any portfolio company operating in the cannabis industry. The following tables summarize the composition of the Company’s portfolio investments by industry as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$314,638,054	78.3%	$312,260,390	78.2%
Finance and Insurance	27,501,806	6.9%	27,550,898	6.9%
Information	15,353,658	3.8%	15,298,158	3.8%
Manufacturing	13,546,824	3.4%	13,670,622	3.4%
Public Administration	10,965,893	2.7%	10,927,897	2.7%
Retail Trade	8,963,037	2.2%	8,852,658	2.2%
Educational Services	5,008,334	1.3%	4,942,000	1.3%
Real Estate and Rental and Leasing	2,971,079	0.7%	3,302,900	0.8%
Administrative and Support and Waste Management and Remediation Services	2,812,503	0.7%	2,812,503	0.7%
Total	$401,761,188	100.0%	$399,618,026	100.0%

	As of December 31, 2025
Industry	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Cannabis	$248,441,479	74.8%	$249,130,462	74.7%
Finance and Insurance	25,609,187	7.7%	25,660,999	7.7%
Information	19,595,501	5.9%	20,011,566	6.0%
Public Administration	11,407,386	3.4%	11,504,108	3.5%
Retail Trade	8,896,598	2.7%	8,914,151	2.7%
Manufacturing	7,441,941	2.2%	7,441,941	2.2%
Educational Services	5,001,681	1.5%	5,001,681	1.5%
Administrative and Support and Waste Management and Remediation Services	3,000,000	0.9%	3,000,000	0.9%
Real Estate and Rental and Leasing	2,815,397	0.9%	2,646,879	0.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

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

The following tables summarize the composition of the Company’s portfolio investments by geographic region as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$145,850,419	36.3%	$145,123,313	36.3%
West	121,823,473	30.3%	120,484,098	30.2%
Southwest	52,005,678	13.0%	51,953,111	13.0%
Northeast	32,526,635	8.1%	32,463,320	8.1%
Southeast	28,263,815	7.0%	28,760,865	7.2%
International:
Canada	21,291,168	5.3%	20,833,319	5.2%
Total	$401,761,188	100.0%	$399,618,026	100.0%

	As of December 31, 2025
Geographic Region	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
United States:
Midwest	$138,071,134	41.6%	$138,912,130	41.7%
Northeast	66,803,146	20.1%	67,247,357	20.2%
West	65,511,094	19.7%	65,410,158	19.6%
Southeast	28,827,032	8.7%	28,750,558	8.6%
Southwest	26,982,778	8.1%	27,001,681	8.1%
International:
Canada	6,013,986	1.8%	5,989,903	1.8%
Total	$332,209,170	100.0%	$333,311,787	100.0%

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

The April 2026 order represents a significant shift in federal policy and is expected to be followed by additional administrative proceedings addressing the rescheduling of adult use cannabis. The DEA commenced an administrative hearing on June 29, 2026 to consider whether marijuana generally, including cannabis intended for adult-use markets, should be transferred from Schedule I to Schedule III, and further rulemaking, interpretive guidance, or enforcement policy statements may be issued thereafter. The evidentiary phase of that hearing concluded on July 15, 2026, and the participants, including the DEA, filed post-hearing briefs on August 17, 2026. On September 29, 2026, the presiding administrative law judge stayed the proceeding following a motion by certain participants seeking to supplement the record with a report issued by the U.S. Government Accountability Office concerning federal drug scheduling procedures. On October 22, 2026, the administrative law judge declined to reopen the hearing record for additional testimony or discovery, admitted the report into the administrative record, and authorized supplemental briefing, with initial briefs due October 29, 2026 and reply briefs due November 5, 2026. Supplemental briefing concluded on November 5, 2026, and the administrative law judge is expected to issue a recommended decision to the Administrator of the DEA, who retains authority over any final determination. No statutory deadline governs the issuance of the recommended decision or any subsequent determination by the Administrator. As a result, the scope, implementation, and practical effects of the rescheduling action remain subject to ongoing administrative review and uncertainty.

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

As of the date of this Quarterly Report, no final regulatory framework has been established with respect to cannabis rescheduling beyond the April 2026 order, and no formal action has been taken to reclassify or de-schedule adult-use cannabis. While federal authorities have initiated additional administrative proceedings, including the June 2026 DEA hearing, in which no recommended decision has been issued, the outcome, timing, and scope of any further actions remain uncertain.

Concentration and Other Credit Risk

As of September 30, 2026 and December 31, 2025, we had three portfolio companies that represented 34.8% and 31.8%, respectively, of the fair values of our portfolio. As of September 30, 2026 and December 31, 2025, our largest portfolio company represented 16.1% and 15.7%, respectively, of the total fair values of our investments in portfolio companies.

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

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of September 30, 2026 and December 31, 2025, the Company’s portfolio investments consisted primarily of investments in senior secured loans and secured notes. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

The fair value determination of each portfolio investment categorized as Level 3 required the use of one or more unobservable inputs.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s debt investments may vary and may include debt investments’

yield (i.e. discount rate). The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant investments may vary and may include volatility factors, current value multiples and revenue multiples.

The Company’s investments measured at fair value by investment type on a recurring basis as of September 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at September 30, 2026 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$364,030,020	$364,030,020
Senior Secured Notes	-	-	30,910,898	30,910,898
Second Lien Senior Secured Loans	-	-	1,317,108	1,317,108
Warrants	-	-	2,860,000	2,860,000
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$399,618,026	$399,618,026

	Fair Value Measurements at December 31, 2025 Using
Investment Type	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
First Lien Senior Secured Loans	$-	$-	$292,719,497	$292,719,497
Senior Secured Notes	-	-	37,473,499	37,473,499
Second Lien Senior Secured Loans	-	-	1,447,186	1,447,186
Warrants	-	-	1,171,605	1,171,605
Preferred Stock	-	-	500,000	500,000
Total	$-	$-	$333,311,787	$333,311,787

The following tables provide a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2026 and December 31, 2025. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Significant Accounting Policies”. Discount rate ranges are shown as spread over the U.S. Prime Rate ("PRIME"), Secured Overnight Financing Rate ("SOFR") and/or U.S. Treasury Rates, as applicable, for senior secured first lien term loans, as of September 30, 2026 and December 31, 2025.

Investment Type	Fair Value as of September 30, 2026	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$295,018,909	Discounted Cash Flow	Discount Rate	7.01% - 20.43%	12.45%
First Lien Senior Secured Loans	69,011,111	Recent Transaction	N/A	N/A	N/A
Senior Secured Notes	30,910,898	Discounted Cash Flow	Discount Rate	8.80% - 12.58%	11.15%
Second Lien Senior Secured Loans	1,317,108	Discounted Cash Flow	Discount Rate	18.89% - 20.89%	19.89%
Warrants	2,860,000	Option Pricing Model	Volatility Factor	38.00% - 75.00%	54.10%
Preferred Stock	500,000	Market Approach	Current Value	2.00x	2.00x
Total	$399,618,026

Investment Type	Fair Value as of December 31, 2025	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Senior Secured Loans	$249,770,789	Discounted Cash Flow	Discount Rate	8.40% - 23.25%	12.81%
First Lien Senior Secured Loans	42,948,708	Recent Transaction	N/A	N/A	N/A
Senior Secured Notes	37,473,499	Discounted Cash Flow	Discount Rate	5.87% - 18.23%	10.66%
Second Lien Senior Secured Loans	1,447,186	Discounted Cash Flow	Discount Rate	18.39% - 20.39%	19.64%
Warrants	826,250	Enterprise Value	Revenue Multiple	1.75x - 5.25x	4.52x
Warrants	345,355	Option Pricing Model	Volatility Factor	49.00% - 72.00%	51.51%
Preferred Stock	500,000	Market Approach	Current Value	1.75x	1.75x
Total	$333,311,787

(1) The weighted average is calculated based on the fair value of each investment.

Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly higher (lower) fair value assessment.

The following tables provide a summary of changes in the fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2026 and 2025:

	First Lien Senior Secured Loans	Senior Secured Notes	Second Lien Senior Secured Loans	Warrants	Preferred Stock	Total
Fair Value as of December 31, 2025	$292,719,497	$37,473,499	$1,447,186	$1,171,605	$500,000	$333,311,787
Purchases	163,107,507	2,715,658	-	1,583,321	-	167,406,486
Accretion of discount and fees (amortization of premium), net	1,914,713	487,808	-	-	-	2,402,521
PIK interest	3,260,690	95,928	36,572	-	-	3,393,190
Proceeds from sales of investments and principal repayments	(93,993,284)	(9,431,091)	(158,304)	-	-	(103,582,679)
Net realized gain (loss) on investments	(67,500)	-	-	-	-	(67,500)
Net change in unrealized appreciation (depreciation) on investments	(2,911,603)	(430,904)	(8,346)	105,074	-	(3,245,779)
Balance as of September 30, 2026	$364,030,020	$30,910,898	$1,317,108	$2,860,000	$500,000	$399,618,026

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2026	$(2,380,901)	$(152,692)	$(8,346)	$105,074	$-	$(2,436,865)

	First Lien Senior Secured Loans	Senior Secured Notes	Second Lien Senior Secured Loans	Warrants	Preferred Stock	Total
Fair Value as of December 31, 2024	$239,860,206	$34,656,192	$-	$225,000	$500,000	$275,241,398
Purchases	120,405,247	3,600,000	-	904,255	-	124,909,502
Accretion of discount and fees (amortization of premium), net	1,857,239	239,798	8,655	-	-	2,105,692
PIK interest	1,311,017	174,112	14,212	-	-	1,499,341
Proceeds from sales of investments and principal repayments	(91,045,553)	-	(1,545,432)	-	-	(92,590,985)
Net realized gain (loss) on investments	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(26,642)	370,788	(31,296)	(84,316)	-	228,534
Transfers between investment types	(3,026,886)	-	3,026,886	-	-	-
Balance as of September 30, 2025	$269,334,628	$39,040,890	$1,473,025	$1,044,939	$500,000	$311,393,482

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2025	$(26,642)	$370,788	$(31,296)	$(84,316)	$-	$228,534

NOTE 5 —DEBT

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

Borrowings under the Credit Agreement bear interest at one-month term SOFR plus 3.00%, subject to a minimum all-in interest rate of 6.00%. As of September 30, 2026 and December 31, 2025, the stated interest rate on borrowings was 6.90% and 6.72%, respectively. The Company pays a commitment fee of 0.50% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period. For the three months ended September 30, 2026 and 2025, the Company recorded $52,903 and $125,465, respectively, of commitment fees which are included in interest expense on the Statements of Operations. The Company will also be required to pay letter of credit participation fees and a fronting fee on the average daily amount of the lenders’ exposure with respect to any letters of credit issued at the request of the Company under the Credit Agreement.

The Company incurred $1,654,310 of financing costs in connection with the Revolving Line of Credit. As of September 30, 2026 and December 31, 2025, $495,346 and $525,324, respectively, of deferred financing costs were included in prepaid expenses and other assets on the Statements of Assets and Liabilities. For the three months ended September 30, 2026 and 2025, $178,601 and $177,966, respectively, of such costs were amortized and included in interest expense on the Statements of Operations.

As of September 30, 2026, the Company had $91,000,000 in outstanding borrowings and $9,000,000 available under the Revolving Line of Credit. As of December 31, 2025, the Company had $25,000,000 in outstanding borrowings and $75,000,000 available under the Revolving Line of Credit. The Revolving Line of Credit includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The Company was in compliance with all material covenants as of September 30, 2026. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

The fair value of the Revolving Line of Credit is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

The following table presents the components of interest expense for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Commitment fee	$52,903	$125,465	$188,945	318,243
Amortization of deferred financing costs	178,601	177,966	529,978	426,745
Interest expense	1,016,581	35,084	2,554,643	40,168
Total interest expense	$1,248,085	$338,515	$3,273,566	785,156
Average interest rate	6.71%	7.33%	6.68%	7.33%
Average daily borrowings	$59,293,478	$1,875,000	$50,410,256	723,443

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2026:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
September 30, 2026	$91,000,000	$4,327	-	N/A
June 30, 2026	$27,000,000	$12,203	-	N/A
March 31, 2026	$54,500,000	$6,581	-	N/A
December 31, 2025	$25,000,000	$13,136	-	N/A

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

The management fee is payable quarterly in arrears. For the three months ended September 30, 2026 and 2025, the Company incurred management fee expenses of $1,655,835 and $1,399,845, respectively. As of September 30, 2026 and December 31, 2025, $1,655,835 and $1,446,470, respectively, remained payable.

For the three months ended September 30, 2026 and 2025, the Company incurred income-based incentive fee expenses of $2,085,445 and $2,347,473, respectively. As of September 30, 2026 and December 31, 2025, $2,085,446 and $2,073,319, respectively, remained payable.

For the three months ended September 30, 2026 and 2025, the Company incurred capital gains incentive fee expenses of $0 and $(131,412), respectively. As of September 30, 2026 and December 31, 2025, $0 and $163,473, respectively, remained payable.

Transactions with Affiliates

As defined in the 1940 Act, an investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. As defined in the 1940 Act, an investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain/Loss	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Interest, PIK and Other Income
For the nine months ended September 30, 2026
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

On February 26, 2026 the borrower, CO Acquisition Vehicle LLC (“COAV”), was acquired by an affiliate of the Company as part of an asset acquisition of cannabis assets. An officer and board member of the acquirer’s parent company is also a beneficial owner of the Adviser, but has not and will not participate in any investment decisions related to COAV. The Company does not control COAV, and the terms of the Company's investment were not modified in connection with the acquisition.

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

For the three months ended September 30, 2026 and 2025, $0 and $230,419, respectively, and for the nine months ended September 30, 2026 and 2025, $0 and $1,338,202, respectively, of the Company’s operating expenses were waived by the Adviser pursuant to the Expense Limitation Agreement.

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

Related Party Fees & Expenses

The following table summarizes the related parties fees and expenses incurred by the Company for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Affiliate Payments
Income-based incentive fees	$2,085,445	$2,347,473	$6,463,637	$6,232,387
Management fee	1,655,835	1,399,845	4,740,216	4,006,051
Capital gains incentive fees	-	(131,412)	(163,473)	45,707
Total management and incentive fees earned	3,741,280	3,615,906	11,040,380	10,284,145
General and administrative expenses	1,476,603	1,082,419	3,832,139	3,423,679
Expense limitation agreement	-	(230,419)	-	(1,338,202)
General and administrative expenses waiver	-	-	-	(658,477)
General and administrative expenses reimbursable to the Adviser	1,476,603	852,000	3,832,139	1,427,000
Total affiliate payments	$5,217,883	$4,467,906	$14,872,519	$11,711,145

General administrative expenses reimbursable to the Adviser are included in due to affiliates on the accompanying Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025. Due to affiliates as of September 30, 2026 was $1,609,274, of which $1,476,603 and $132,671, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Advisers, LLC, respectively. Total amounts payable to the Adviser and its affiliates as of December 31, 2025 were $1,311,604, of which $1,210,993 and $100,611, represented general and administrative expenses reimbursable to the Adviser and amounts due to Chicago Atlantic Admin, LLC, respectively.

The Adviser voluntarily and irrevocably waived approximately $0 and $0 of general and administrative expenses that would have otherwise been reimbursed and payable by the Company for the three months ended September 30, 2026 and 2025, respectively, and $0 and $658,477 for the nine months ended September 30, 2026 and 2025, respectively. The expenses waived for the nine months ended September 30, 2025 are not subject to recoupment by the Adviser or future reimbursement by the Company.

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

The Loan Administrators allocated fees to the Company, recorded as fee income, amounting to $637,857 and $232,608 for the three months ended September 30, 2026 and 2025, respectively, and $1,628,529 and $446,790 for the nine months ended September 30, 2026 and 2025, respectively.

The Loan Administrators allocated PIK to the Company, recorded as PIK income, amounting to $13,254 and $22,699 for the three months ended September 30, 2026 and 2025, respectively, and $47,965 and $39,603 for the nine months ended September 30, 2026 and 2025, respectively.

Interest and principal payments from our portfolio companies which were received by the Loan Administrators prior to September 30, 2026, but which were not remitted to the Company until after September 30, 2026, are included in due from affiliates on the Statements of Assets and Liabilities. As of September 30, 2026, the due from affiliates balance of $666,091 consists of $491,548 and $174,543 in interest and principal payments receivable, respectively. The amounts due from affiliates as of September 30, 2026 were collected in October 2026.

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

Co-Investments

From time to time, the Company may co-invest with other investment vehicles managed by its affiliates, in accordance with the Company’s co-investment exemptive order and the Adviser’s co-investment allocation policies. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such co-investment. As of September 30, 2026 and December 31, 2025, $359,109,374 and $280,731,131, respectively, of the Company’s investments were co-investments with affiliates of the Company.

Other Related Party Transactions

The Adviser was the seed investor of the Company and provided initial funding to the Company by purchasing approximately 4.5 million shares of the Company’s common stock in the Company’s initial public offering. The Adviser provided this “seed capital” to the Company for the purpose of facilitating the launch and initial operation of the Company, as opposed to for long term investment purposes. Since the Company’s initial public offering, the Adviser has transferred a substantial portion of these shares to its members and other recipients and as of September 30, 2026, held approximately 3.3 million shares of the Company’s common stock. The Adviser does not expect to hold the Company’s common stock indefinitely, and may sell the Company’s common stock, or distribute the Company’s common stock to its members (who may, in turn, sell the Company’s common stock subject to certain holding period requirements), at a future point in time. In order for the Adviser’s sales of the shares of the Company not to be deemed to have been made “on the basis of” material nonpublic information, such sales may be made pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act and that may obligate the Adviser to make recurring sales of the Company’s common stock on a periodic basis. Sales of substantial amounts of the Company’s common stock, including by the Adviser, its members or other large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for the Company’s common stock. If this occurs and continues for a sustained period of time, it could impair the Company’s ability to raise additional capital through the sale of securities, should the Company desire to do so.

As of September 30, 2026, the Adviser and its affiliates held approximately 14% of the Company’s voting stock and have the ability to exert influence over all corporate actions requiring stockholder approval, including the election and removal of directors, certain amendments of the Company’s charter, the Company’s ability to issue its common stock at a price below net asset value per share, and the approval of any merger or other extraordinary corporate action.

During the nine months ended September 30, 2026 and 2025, the Adviser and certain related parties received dividend distributions from the Company relating to their shares held. Refer to “Note 8 – Common Stock” for further details on the Company’s distributions declared.

Proposed Affiliated Merger

On June 17, 2026, the Company entered into the Merger Agreement with REFI and, for the limited purposes set forth therein, the Adviser and REFI Manager. REFI and the Company are affiliated because they are advised by affiliated entities within the Chicago Atlantic platform, and following the Merger the Adviser will serve as investment adviser to the combined company. Because the Merger is a transaction between affiliated entities, it is subject to Rule 17a-8 under the 1940 Act and was negotiated and approved by special committees of the boards of directors of each company comprised solely of independent directors. The Board determined that the Company’s existing stockholders will not suffer dilution as a result of the Merger. Refer to "Note 14 – Proposed Merger with Chicago Atlantic Real Estate Finance, Inc." for further details on the Merger.

Pursuant to the Merger Agreement, transaction costs incurred in connection with the Merger generally will be shared equally between the Company and REFI, except for specified SEC and printing and mailing costs. For each of the three and nine months ended September 30, 2026, the Company's allocable share of transaction costs relating to the Merger was approximately $0.6 million and $2.0 million, respectively. These amounts represent direct acquisition costs of the transaction and have been deferred within prepaid expenses and other assets on the Statements of Assets and Liabilities as of September 30, 2026, and are expected to be capitalized as a component of the total cost of the acquisition upon closing of the Merger. As of September 30, 2026, approximately $0.6 million remained unpaid and is included in other payables on the accompanying Statements of Assets and Liabilities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company’s commitments and contingencies include unfunded commitments to extend credit, typically in the form of delayed draw term loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments on existing loans:

	As of September 30, 2026	As of December 31, 2025
Unfunded delayed draw loan commitments	$3,650,000	$16,319,048
Undrawn revolver commitments	-	8,333,333
Total unfunded commitments	$3,650,000	$24,652,381

The Company did not have any other off-balance sheet commitments or liabilities as of September 30, 2026 or December 31, 2025. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and Revolving Line of Credit) and maintains adequate liquidity to fund its unfunded commitments through these sources.

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2026, there were no material legal matters or material litigation pending of which the Company is aware.

NOTE 8 — COMMON STOCK

As of September 30, 2026, 100,000,000 shares of $0.01 par value common stock were authorized.

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

Distributions

The following table summarizes distributions declared by the Company during the nine months ended September 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 18, 2026	Quarterly	March 30, 2026	April 14, 2026	$0.34	$7,759,001
May 12, 2026	Quarterly	June 26, 2026	July 10, 2026	$0.34	$7,759,001
August 10, 2026	Quarterly	September 25, 2026	October 9, 2026	$0.34	$7,759,001

The following table summarizes distributions declared by the Company during the nine months ended September 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001

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

During the nine months ended September 30, 2026, the Company issued no shares of common stock under the DRIP, as the DRIP was not in effect during such period.

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

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in net assets resulting from operations	$8,014,269	$8,834,061	$22,613,736	$25,032,683
Weighted Average Shares Outstanding - basic and diluted	22,820,590	22,820,568	22,820,590	22,820,454
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.35	$0.39	$0.99	$1.09

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income (loss) and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among the capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for book and tax purposes. The Company had not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2026 and December 31, 2025.

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

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the six months ended September 30, 2026, and tax year ended March 31, 2026, were as follows:

	For the tax period from April 1, 2026 through September 30, 2026	For the tax year from April 1, 2025 through March 31, 2026
Ordinary income	$15,518,002	$31,035,942
Long-term Capital Gain	-	-
Return of Capital	-	-
Total Distributions	$15,518,002	$31,035,942

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments and cash equivalents for federal income tax purposes as of September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
Tax cost of investments and cash equivalents	$402,599,204	$365,599,657
Unrealized appreciation	1,916,426	1,859,220
Unrealized depreciation	(4,897,603)	(3,492,164)
Net unrealized appreciation (depreciation) from investments and cash equivalents	$(2,981,177)	$(1,632,944)

NOTE 12 — FINANCIAL HIGHLIGHTS

The following presents financial highlights for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026		September 30, 2025
Per share data:
Net asset value at beginning of period	$13.30		$13.20
Net investment income (loss) (1)	1.14		1.09
Net realized and unrealized gains/(losses) on investments (1)	(0.15)		—
Net increase/(decrease) in net assets resulting from operations (1)	0.99		1.09
Distributions from net investment income (loss) (2)	(1.02)		(1.02)
Net asset value at end of period	$13.27		$13.27
Net assets at end of period	$302,744,807		$302,920,579
Shares outstanding at end of period	22,820,590		22,820,590
Weighted average net assets	$303,358,262		$301,347,821

Per share market value at end of period	$9.54		$10.50
Total return based on market value	2.08%	(3)	(8.31)%	(4)
Total return based on net asset value	7.63%	(3)	7.01%	(4)

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets (5)	8.55%		8.23%
Ratio of expenses to average net assets (5)	6.66%		5.73%
Ratio of waived expenses to average net assets(5)	0.00%		(0.66)%
Ratio of net expenses to average net assets(5)	6.66%		5.07%
Portfolio turnover (5)	28.94%		31.30%

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
(4)
Total return based on market value is based on the change in market price per share between the beginning and ending market prices per share in each period and assumes that common stock dividends are reinvested in accordance with our DRIP. Total return based on net asset value is based upon the change in net asset value per share between the beginning and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our DRIP. For periods less than a year, total return is not annualized.

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

NOTE 14 — PROPOSED MERGER WITH CHICAGO ATLANTIC REAL ESTATE FINANCE, INC.

On June 17, 2026, the Company entered into the Merger Agreement with REFI and, for the limited purposes discussed therein, the Adviser and REFI Manager. Pursuant to the Merger Agreement and assuming that all conditions contained in the Merger Agreement are satisfied, REFI will merge with and into the Company, with the Company continuing as the surviving company. Pursuant to the terms of the Merger Agreement, prior to the Merger, REFI, which has elected to be taxed as a real estate investment trust (“REIT”), will elect to be regulated as a BDC under the 1940 Act by filing a Form N-54A with the SEC. (the “BDC Election”). The BDC Election requires the approval of REFI’s stockholders, together with their approval of a new investment advisory agreement between REFI and the Adviser, and becomes effective when the Form N-54A is accepted for filing by the SEC. The Company intends to continue to qualify as a RIC, and the parties intend the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

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

Under the terms of the Merger Agreement, the “Exchange Ratio” equals the ratio (rounded to the fourth decimal place) of REFI’s adjusted book value per share (the “Closing REFI NAV”) to the net asset value per share of the Company’s common stock (the “Closing LIEN NAV”) subject to adjustment as set forth in the Merger Agreement. Each of the Closing REFI NAV and the Closing LIEN NAV is calculated in good faith as of a single date mutually agreed by the parties that is no earlier than 48 hours (excluding Sundays and holidays) prior to the Merger Effective Time, based on the valuation principles, assumptions and methodologies, and giving effect to the categories of adjustments, set forth in Exhibit A to the Merger Agreement. Each calculation is required to be approved by the applicable board of directors, including its special committee, and certified in writing by the applicable adviser or manager.

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

Consummation of the Merger is subject to customary closing conditions, including, among others, (i) requisite approvals by the Company’s and REFI’s stockholders, including in each case the separate approval of the Merger Agreement by a majority of the shares voted by stockholders unaffiliated with the Company, the Adviser, REFI and REFI Manager, and including REFI stockholder approval of the BDC Election and of a new investment advisory agreement between REFI and the Adviser, (ii) approvals by the board of directors of REFI required under Rule 17a-8 of the 1940 Act, (iii) effectiveness of the Company’s registration statement on Form N-14 (which contains a joint proxy statement/prospectus) for the Company’s common stock to be issued as consideration in the Merger, (iv) Nasdaq listing authorization for the shares of the Company’s common stock to be issued as consideration in the Merger, (v) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (vi) the absence of a material adverse effect in respect of the parties, (vii) receipt of required regulatory approvals, (viii) receipt of customary legal opinions to the effect that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties and (ix) completion of the closing net asset value determinations.

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

The Merger had not closed as of September 30, 2026. Pre-close transaction costs of $2.0 million incurred in connection with the Merger are included in prepaid expenses and other assets, of which $0.6 million are unpaid and included in other payables on the Statements of Assets and Liabilities (see Note 6 — Related Party Transactions). The Company expects to account for the Merger as an asset acquisition under ASC 805-50, with the Company treated as the accounting acquirer. Direct transaction costs incurred by the Company are expected to be included as a component of the total accumulated cost of the transaction. The final accounting, including allocation of the consideration transferred, will be determined as of the closing date of the Merger. The Merger is expected to close in 2027, subject to satisfaction or waiver of the closing conditions. On July 31, 2026, the Company filed a registration statement on Form N-14 with the SEC containing a preliminary joint proxy statement/prospectus relating to the Merger, which registration statement was amended on September 23, 2026. As of the date of this Quarterly Report, that registration statement had not been declared effective, and the record dates and the dates of the special meetings of the Company’s and REFI’s stockholders had not been established. There can be no assurance that the Merger will be completed on the contemplated terms or at all.

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

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2026, the date the financial statements were issued, and has identified the following events requiring disclosure.

On November 9, 2026, the Board approved a cash dividend of $0.34 per share. The dividend is payable on January 15, 2027, to stockholders of record on December 31, 2026.

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

We have typically invested in and expect to continue to invest in loans made primarily to private leveraged lower middle-market and middle-market companies with up to $100 million of earnings before interest, taxes, depreciation and amortization, or “EBITDA.” Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $2 million and $50 million each, although we expect that this investment size will vary proportionately with the size of our capital base. We have an active pipeline of investments and are currently reviewing approximately $686.5 million of potential investments in varying stages of underwriting.

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

Recent Developments

Proposed Merger with Chicago Atlantic Real Estate Finance, Inc.

On June 17, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chicago Atlantic Real Estate Finance, Inc. (“REFI”) and, for the limited purposes described therein, the Adviser and Chicago Atlantic REIT Manager, LLC (the “REFI Manager”), pursuant to which REFI will elect to be regulated as a BDC and merge with and into the Company, with the Company continuing as the surviving company (the “Merger”) and continuing to trade on Nasdaq under the symbol “LIEN.” REFI’s stockholders will receive shares of our common stock based on the Exchange Ratio. The “Exchange Ratio” equals the net asset value per share of REFI common stock (the “Closing REFI NAV”) divided by the net asset value per share of the Company’s common stock (the “Closing LIEN NAV”) (rounded to the fourth decimal place), in each case calculated in good faith as of a date no earlier than 48 hours (excluding Sundays and holidays) prior to the effective time of the Merger (the “Merger Effective Time”). The Merger, which is subject to stockholder approvals, regulatory approvals, effectiveness of a Form N-14 registration statement and other customary conditions, is expected to close in 2027. See Note 14 to the financial statements.

Shelf Registration Statement

On May 11, 2026, the Company filed a registration statement on Form N-2 (the “Shelf Registration Statement”) with the U.S. Securities and Exchange Commission ("SEC") registering the offering, from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), of up to $500,000,000 in aggregate amount of the Company’s common stock, preferred stock, subscription rights, warrants, debt securities, and units comprising any combination of the foregoing. The specific terms of any offering will be established in one or more prospectus supplements at the time of the offering. The Shelf Registration Statement was declared effective on September 30, 2026.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2026, our investment portfolio had an aggregate fair value of approximately $399.6 million and was comprised of approximately $364.0 million in first lien, senior secured loans (of which 36.4% are considered to be unitranche debt investments (including "last out" portions of such loans)), approximately $30.9 million in senior secured notes, approximately $1.3 million in second lien, senior secured loans, and approximately $3.4 million in equity securities across thirty-nine portfolio companies. As of

December 31, 2025, our investment portfolio had an aggregate fair value of approximately $333.3 million and was comprised of approximately $292.7 million in first lien, senior secured loans, approximately $37.5 million in senior secured notes, approximately $1.4 million in second lien, senior secured loans, and approximately $1.7 million in equity securities across thirty-nine portfolio companies.

A summary of the composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of September 30, 2026 and December 31, 2025 are shown in the following tables.

	As of September 30, 2026
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	91.1%	91.2%
Senior Secured Notes	7.8%	7.7%
Second Lien Senior Secured Loans	0.3%	0.3%
Warrants	0.7%	0.7%
Preferred Stock	0.1%	0.1%
Total	100.0%	100.0%

	As of December 31, 2025
Investment Type	Amortized Cost	Fair Value
First Lien Senior Secured Loans	87.9%	87.8%
Senior Secured Notes	11.1%	11.2%
Second Lien Senior Secured Loans	0.4%	0.4%
Warrants	0.4%	0.4%
Preferred Stock	0.2%	0.2%
Total	100.0%	100.0%

The following tables show the composition of our investment portfolio by geographic region of the United States at amortized cost and fair value as a percentage of total investments as of September 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the headquarters of the portfolio company.

Geographic regions are defined as: West, for the states of WA, OR, ID, MT, WY, CO, AK, HI, UT, NV and CA; Midwest, for the states of ND, SD, NE, KS, MO, IA, MN, WI, MI, IL, IN and OH; Northeast, for the states of PA, NJ, NY, CT, RI, MA, VT, NH and ME; Southeast, for the states of AR, LA, MS, TN, KY, AL, FL, GA, SC, NC, VA, DE, WV and MD; and Southwest, for the states of AZ, NM, TX and OK.

	As of September 30, 2026
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	36.3%	36.3%
West	30.3%	30.2%
Southwest	13.0%	13.0%
Northeast	8.1%	8.1%
Southeast	7.0%	7.2%
International:
Canada	5.3%	5.2%
Total	100.0%	100.0%

	As of December 31, 2025
Geographic Region	Amortized Cost	Fair Value
United States:
Midwest	41.6%	41.7%
Northeast	20.1%	20.2%
West	19.7%	19.6%
Southeast	8.7%	8.6%
Southwest	8.1%	8.1%
International:
Canada	1.8%	1.8%
Total	100.0%	100.0%

The tables below present the industry composition of our investment portfolio at amortized cost and fair value as a percentage of total investments as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
Industry(1)	Amortized Cost	Fair Value
Cannabis	78.3%	78.2%
Finance and Insurance	6.9%	6.9%
Information	3.8%	3.8%
Manufacturing	3.4%	3.4%
Public Administration	2.7%	2.7%
Retail Trade	2.2%	2.2%
Educational Services	1.3%	1.3%
Real Estate and Rental and Leasing	0.7%	0.8%
Administrative and Support and Waste Management and Remediation Services	0.7%	0.7%
Total	100.0%	100.0%

	As of December 31, 2025
Industry(1)	Amortized Cost	Fair Value
Cannabis	74.8%	74.7%
Finance and Insurance	7.7%	7.7%
Information	5.9%	6.0%
Public Administration	3.4%	3.5%
Retail Trade	2.7%	2.7%
Manufacturing	2.2%	2.2%
Educational Services	1.5%	1.5%
Administrative and Support and Waste Management and Remediation Services	0.9%	0.9%
Real Estate and Rental and Leasing	0.9%	0.8%
Total	100.0%	100.0%

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

As of September 30, 2026 and December 31, 2025, we had three portfolio companies that represented 34.8% and 31.8%, respectively, of our investments, at fair value. As of September 30, 2026 and December 31, 2025, our largest portfolio company represented 16.1% and 15.7%, respectively, of our investments, at fair value.

Investment Activity

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning Portfolio, at fair value	$333,311,787	$275,241,398
Purchases	167,406,486	124,909,502
Accretion of discount and fees (amortization of premium), net	2,402,521	2,105,692
PIK interest	3,393,190	1,499,341
Proceeds from sales of investments and principal repayments	(103,582,679)	(92,590,985)
Net realized gain (loss) on investments	(67,500)	-
Net change in unrealized appreciation (depreciation) on investments	(3,245,779)	228,534
Ending Portfolio, at fair value	$399,618,026	$311,393,482

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

The following tables show the distribution of our loan investments on the 1 to 5 investment risk rating scale at fair value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	381,179,243	95.4%
3	18,438,783	4.6%
4	-	0.0%
5	-	0.0%
Total	$399,618,026	100.0%

	As of December 31, 2025
Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$-	0.0%
2	327,611,910	98.3%
3	5,699,877	1.7%
4	-	0.0%
5	-	0.0%
Total	$333,311,787	100.0%

Debt Investments on Non-Accrual Status

As of September 30, 2026 and December 31, 2025, there were no loans in our portfolio placed on non-accrual status.

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

As of September 30, 2026, the Company had $91,000,000 in outstanding borrowings and $9,000,000 available under the Revolving Line of Credit. The Revolving Line of Credit is secured by all of the Company's assets pledged as collateral.

Results of Operations

The following discussion and analysis of our results of operations encompasses our results for the three and nine months ended September 30, 2026 and 2025.

The fair value of the Company’s investment portfolio grew from $311.4 million as of September 30, 2025, to $399.6 million as of September 30, 2026. The 28% growth in the fair value of our investment portfolio resulting from originations was the main driver for the changes in investment income, operating expenses, net investment income and change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

Investment Income

The following table sets forth the components of investment income for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stated interest income	$12,024,554	$12,402,672	$35,504,005	$33,202,422
PIK	657,222	534,412	3,102,827	1,704,082
Accretion of discount and fees (amortization of premium), net	455,440	889,590	2,402,521	2,105,692
Total interest income	13,137,216	13,826,674	41,009,353	37,012,196
Fee income	2,307,721	1,243,929	5,108,989	3,061,447
Total investment income	$15,444,937	$15,070,603	$46,118,342	$40,073,643

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

For the three months ended September 30, 2026 and 2025, total investment income was approximately $15.4 million and $15.1 million, respectively, which was attributable to approximately $2.3 million and $1.2 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and approximately $13.1 million and $13.8 million of interest income, respectively. For the nine months ended September 30, 2026 and 2025, total investment income was approximately $46.1 million and $40.1 million, which was attributable to approximately $5.1 million and $3.1 million of fee income related to commitment fees, success fees, amendment fees and administrative fees and approximately $41.0 million and $37.0 million of interest income, respectively. Approximately $0.0 million and $1.1 million of prepayment premiums were included in interest income for the three and nine months ended September 30, 2026, respectively. There were no prepayment premiums included in interest income for the three and nine months ended September 30, 2025.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2026 and 2025 are presented below:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Income-based incentive fees	$6,463,637	$6,232,387	$231,250	3.7%
Management fee	4,740,216	4,006,051	734,165	18.3%
General and administrative expenses	3,832,139	3,423,679	408,460	11.9%
Interest expense	3,273,566	785,156	2,488,410	316.9%
Professional fees	613,267	691,525	(78,258)	-11.3%
Audit expense	461,250	497,502	(36,252)	-7.3%
Other expenses	438,681	472,042	(33,361)	-7.1%
Sub-administrator fees	367,295	441,529	(74,234)	-16.8%
Legal expenses	162,019	667,798	(505,779)	-75.7%
Excise tax expense	2,730	2,797	(67)	-2.4%
Capital gains incentive fees	(163,473)	45,707	(209,180)	-457.7%
Total operating expenses	20,191,327	17,266,173	2,925,154	16.9%
Waiver of General and administrative expense (Note 6)	-	(658,477)	658,477	-100.0%
Expense limitation agreement (Note 6)	-	(1,338,202)	1,338,202	-100.0%
Net operating expenses	$20,191,327	$15,269,494	$4,921,833	32.2%

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the amortized cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. For each of the three and nine months ended September 30, 2026, there were net realized losses from investments of $67,500. There were no realized losses from investments for the three and nine months ended September 30, 2025.

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

Net change in unrealized appreciation (depreciation) from investments for the three and nine months ended September 30, 2026 and 2025 is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gross unrealized appreciation	$1,040,202	$579,668	$1,970,510	$1,198,129
Gross unrealized depreciation	(1,269,967)	(1,236,728)	(5,216,289)	(969,595)
Total net change in unrealized appreciation (depreciation) from investments	$(229,765)	$(657,060)	$(3,245,779)	$228,534

The following table details net change in unrealized appreciation (depreciation) for our portfolio for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Action Target	$(1)	$-	$(1)	$-
Aeriz Holdings Corp	-	-	-	53,418
Aeriz Holdings Corp (Maturity: 6/30/2028)	105,966	(47,949)	(325,571)	(47,949)
AI Software, LLC (d/b/a Capacity)	-	101,271	(425,453)	101,271
AI Software, LLC (d/b/a Capacity) - Warrants	(35,000)	59,649	(87,000)	59,649
Archos Capital Group, LLC	-	(203)	(1)	52
Ascend Wellness Holdings Inc.	(44,258)	25,742	(149,972)	110,167
Aura Home, Inc	16,625	(12,441)	(66,500)	10,266
Aura Home, Inc - Term D	2,595	-	(10,378)	-
Aura Home, Inc - Term DDTL B	-	(12,013)	-	(12,013)
BeLeaf Medical, LLC	7,486	-	(187,907)	-
Canopy Growth Corporation	116,816	-	147,726	-
Canopy Growth Corporation - Warrants	(112,000)	-	(542,000)	-
CO Acquisition Vehicle LLC	-	-	-	-
Cresco Labs, LLC	(127,615)	-	(307,352)	-
Curaleaf Holdings, Inc.	-	(21,189)	(278,212)	190,398
Deep Roots Harvest, Inc.	-	(797,813)	-	25,000
Dreamfields Brands, Inc. (d/b/a Jeeter)	(320,364)	(14,913)	(802,273)	(51,633)
Elevation Cannabis, LLC	-	4,479	(96,433)	(107,706)
Energize Holdings, Inc. (d/b/a Exos)	22,758	-	(47,731)	-
Energize Holdings, Inc. (d/b/a Exos) - Warrants	5,000	-	(18,603)	-
Engage3 Holdings, Inc.	(114,904)	-	(186,120)	-
Engage3 Holdings, Inc. - Warrants	10,000	-	(24,000)	-
Flowery - Bill's Nursery, Inc.	(67,546)	(73,642)	(139,951)	(107,222)
Fluent Corp. (f/k/a Consortium)	(94,723)	(61,938)	141,507	(60,489)
FLUENT Corp. (f/k/a Consortium) - Bridge Loan	18,540	-	570,472	-
HA-MD, LLC	-	(637)	(920)	(2,090)
Hartford Gold Group, LLC: (Maturity: 1/6/2027)	-	4,552	-	(25,452)
Hartford Gold Group, LLC: (Maturity: 12/17/2025)	-	-	-	(12,063)
Illicit - S1 Enterprises, Inc.	(29,355)	-	(6,621)	-
Kaleafa, Inc.	12,626	(479)	(14,783)	27,840
Kapple Holdings LLC (Cannabis & Glass)	23,728	8,489	(41,028)	26,929
Minden Holdings, LLC	-	(516)	-	(2,966)
Northwest Commonwealth, LLC (d/b/a WYLD)	1,577	-	(114,621)	-
Nova Farms, LLC	(35,318)	(43,819)	(181,769)	(151,251)
Oasis - AZ GOAT AZ LLC	20,176	11,456	21,792	(16,721)
Ocular Science, Inc.	16,237	-	(105,748)	-
Ocular Science, Inc. - Warrants	64,000	-	136,248	-

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Portofino Labs, Inc. (d/b/a Because Market)	(3,076)	66,058	(84,804)	66,058
Portofino Labs, Inc. (d/b/a Because Market) - Warrants	21,000	6,750	33,750	6,750
Proper Holdings, LLC	-	(1,587)	-	(3,130)
Protect Animals With Satellites LLC (Halo Collar): Incremental Term Loan	35,368	1,279	91,249	22,511
Protect Animals With Satellites LLC (Halo Collar): Term Loan	68,709	2,632	177,122	40,614
Remedy - Maryland Wellness, LLC	(408)	(31,296)	(8,346)	(37,400)
Round 2 Holdings, LLC	55,609	-	26,620	-
Round 2 Holdings, LLC - Warrants	71,000	-	66,679	-
RTCP, LLC	(1,731)	(1,731)	(5,136)	686
Shangri-La Columbia, LLC	34,879	39,061	(115,565)	39,061
Silver Therapeutics, Inc.	(23,147)	30,300	(80,720)	(57,000)
Simspace Corporation	-	-	-	72,959
STIIIZY, Inc. (f/k/a Shryne Group Inc.) (Paid off: 7/30/2025)	-	129,965	-	118,971
Subsero Holdings - Illinois, Inc	(41,891)	30,122	(25,299)	78,523
Sunny Days Enterprises, LLC	-	-	-	(43,094)
TerrAscend Corporation	(11,678)	-	(22,129)	-
TheraTrue, Inc.	-	14,928	14,929	-
Tulip.io Inc.	(32,293)	(15,381)	(17,363)	14,763
Verano Holdings Corp.	-	(49,621)	(7,895)	(44,305)
Verano Holdings Corp. - Term Loan	191,626	-	(190,187)	-
Verano Holdings Corp. - Revolver	-	-	(266,667)	-
Wellgreens 2.0, LLC	(40,686)	-	(56,851)	-
West Creek Financial Holdings, Inc. (d/b/a Koalafi)	26,881	(2,540)	2,416	69,536
Workbox Holdings Inc.	(20,933)	(20,020)	(39,661)	(36,396)
Workbox Holdings Inc.: A-3 Warrants	28,000	(7,000)	170,000	(47,000)
Workbox Holdings Inc.:A-4 Warrants	63,000	(20,000)	370,000	(103,715)
Youth Opportunity Investments, LLC	(113,040)	42,935	(134,718)	62,707
Total net change in unrealized appreciation (depreciation) from investments	$(229,765)	$(657,060)	$(3,245,779)	$228,534

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from cash flows from operating activities, including proceeds from sales of investments and principal repayments, and interest and fee income earned on investments, as well as borrowings under our Revolving Line of Credit and potentially from future offerings of our securities. The primary uses of our cash include (i) investments in portfolio companies, (ii) payment of operating expenses, and (iii) dividend payments to holders of our common stock. We have used, and expect to continue to use, our borrowings, including our Revolving Line of Credit, as well as proceeds from investment income and the turnover of our portfolio, to finance our investment objectives and activities.

In addition, on May 11, 2026, we filed a $500.0 million universal Shelf Registration Statement on Form N-2, which, was declared effective on September 30, 2026. The Shelf Registration Statement permits us to offer common stock, preferred stock, subscription rights, warrants, debt securities and units from time to time as an additional source of capital, subject to market conditions and the requirements of the 1940 Act.

In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2026, we had approximately $1.2 million in cash and $91.0 million in total aggregate principal amount of outstanding debt. Our asset coverage as of September 30, 2026, was 433%. Subject to borrowing base and other restrictions, we had approximately $9.0 million available for additional borrowings under the Revolving Line of Credit as of September 30, 2026.

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

As of September 30, 2026, our available liquidity consisted of approximately $1.2 million of cash and approximately $9.0 million of availability under the Revolving Line of Credit. Our portfolio also generates liquidity through interest and fee income and through sales of investments and principal repayments, which totaled approximately $103.6 million during the nine months ended September 30, 2026, and our net investment income of approximately $25.9 million for that period exceeded distributions paid of approximately $23.3 million. The pace and timing of new investments is discretionary and is managed in light of our available liquidity. In addition, our asset coverage of 433% as of September 30, 2026 was substantially in excess of the 150% minimum required under the 1940 Act, and the Shelf Registration Statement provides additional capacity to raise capital, subject to market conditions. Taking into account these sources, together with our operating and interest expense and expected distributions, we believe we have sufficient liquidity available to meet our obligations for at least the next 12 months. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of September 30, 2026 and December 31, 2025, we had cash of approximately $1.2 million and $2.9 million, respectively. During the nine months ended September 30, 2026, we experienced a net decrease in cash of approximately $1.7 million. During the period, cash used in operating activities was approximately $43.8 million, primarily driven by the purchase of investments of approximately $167.4 million, partially offset by proceeds from sales of investments and principal repayments of portfolio investments of $103.6 million and net investment income of approximately $25.9 million. Cash provided by financing activities was approximately $42.1 million, primarily driven by net borrowings and repayments under our Revolving Line of Credit of $66.0 million, offset by distributions paid of approximately $23.3 million and financing costs paid of approximately $0.5 million.

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

Critical Accounting Estimates

Basis of Presentation

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X under the Securities Act. The Company follows accounting and reporting guidance as determined by the Financial Accounting Standards Board (“FASB”) Topic 946 Financial Services – Investment Companies.

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

All of our investments as of September 30, 2026 and December 31, 2025 were categorized at Level 3, and therefore, 100% of our portfolio requires significant estimates. Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Significant unobservable inputs create uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments may vary and may include the debt investments’ yield and volatility fluctuations. Significant increases (decreases) in discount rate in isolation would result in a significantly lower (higher) fair value assessment. Significant increases (decreases) in volatility in isolation would result in a significantly lower (higher) fair value assessment.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Market. On November 10, 2026, the last reported closing sales price of our common stock on the Nasdaq Global Market was $9.17 per share, which represented a discount of approximately (30.90%) to our net asset value per share of $13.27 as of September 30, 2026.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
Class and Period	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year Ended December 31, 2026
Fourth Quarter (Through November 10, 2026)	*	$9.57	$9.04	*	*	$0.34	(7)
Third Quarter	$13.27	$10.35	$9.24	-22.0%	-30.4%	$0.34
Second Quarter	$13.26	$10.46	$9.01	-21.1%	-32.1%	$0.34
First Quarter	$13.33	$10.91	$9.31	-18.2%	-30.2%	$0.34
Year Ended December 31, 2025
Fourth Quarter	$13.30	$11.22	$10.03	-15.6%	-24.6%	$0.34
Third Quarter	$13.27	$11.12	$10.12	-16.2%	-23.7%	$0.34
Second Quarter	$13.23	$11.11	$9.71	-16.0%	-26.6%	$0.34
First Quarter	$13.19	$12.56	$10.92	-4.8%	-17.2%	$0.34
Year Ended December 31, 2024
Fourth Quarter	$13.20	$13.24	$10.74	0.3%	-18.6%	$0.34
Third Quarter	$13.28	$12.00	$10.64	-9.6%	-19.9%	$0.25
Second Quarter	$13.56	$12.38	$9.61	-8.7%	-29.1%	$0.25
First Quarter	$13.60	$10.28	$7.65	-24.4%	-43.8%	$0.25
Year Ended December 31, 2023
Fourth Quarter	$13.77	$9.81	$8.32	-28.8%	-39.6%	$0.70	(6)
Third Quarter	$14.06	$10.37	$7.65	-26.2%	-45.6%	$0.63	(6)
Second Quarter	$14.49	$9.19	$7.82	-36.6%	-46.0%
First Quarter	$14.29	$9.98	$8.25	-30.2%	-42.3%
Year Ended December 31, 2022(4)
Fourth Quarter	$13.91	$10.55	$9.57	-24.2%	-31.2%	-
Third Quarter	$13.73	$10.74	$9.00	-21.8%	-34.5%	-
Second Quarter	$13.64	$13.50	$7.80	-1.0%	-42.8%	-
First Quarter(5)	$13.61	$14.41	$12.57	5.9%	-7.6%	-

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

(7) The dividend is payable on January 15, 2027 to stockholders of record on December 31, 2026.

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

Holders

As of November 10, 2026, there were approximately 99 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current-year distributions into the next tax year. We will be subject to a 4% excise tax on a certain portion of these undistributed amounts. Please refer to “Item 1. Business — Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Business Development Company Regulations” and “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

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

The following table summarizes distributions declared and/or paid by the Company from inception through September 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividends Paid
August 10, 2023	Quarterly	September 15, 2023	September 29, 2023	$0.23	$1,429,375
August 10, 2023	Special	September 15, 2023	September 29, 2023	$0.40	$2,485,869
November 9, 2023	Quarterly	December 20, 2023	December 29, 2023	$0.25	$1,553,676
November 9, 2023	Special	December 20, 2023	December 29, 2023	$0.45	$2,796,617
March 8, 2024	Quarterly	March 20, 2024	March 28, 2024	$0.25	$1,553,736
May 9, 2024	Quarterly	June 20, 2024	June 28, 2024	$0.25	$1,553,738
August 8, 2024	Quarterly	September 19, 2024	September 27, 2024	$0.25	$1,553,741
December 9, 2024	Quarterly	December 19, 2024	December 27, 2024	$0.34	$7,758,925
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	$0.34	$7,758,931
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	$0.34	$7,758,939
August 14, 2025	Quarterly	September 29, 2025	October 10, 2025	$0.34	$7,759,001
November 11, 2025	Quarterly	December 31, 2025	January 15, 2026	$0.34	$7,759,001
March 18, 2026	Quarterly	March 30, 2026	April 14, 2026	$0.34	$7,759,001
May 12, 2026	Quarterly	June 26, 2026	July 10, 2026	$0.34	$7,759,001
August 10, 2026	Quarterly	September 25, 2026	October 9, 2026	$0.34	$7,759,001

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

During the nine months ended September 30, 2026, the Company issued no shares of common stock under the DRIP, as the DRIP was not in effect during such period.

During the nine months ended September 30, 2025, the Company issued the following shares of common stock under the DRIP:

Declaration Date	Type	Record Date	Payment Date	Shares
March 14, 2025	Quarterly	March 28, 2025	April 11, 2025	22
May 12, 2025	Quarterly	June 27, 2025	July 11, 2025	182

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2026 or the fiscal year ended December 31, 2025.

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

As of September 30, 2026, 84.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 15.9% of our debt investments based on outstanding principal balance represented fixed rate investments. As of December 31, 2025, 71.8% of our debt investments based on outstanding principal balance represented floating-rate investments based on PRIME or SOFR and approximately 28.2% of our debt investments based on outstanding principal balance represented fixed rate investments.

Based on our Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in the benchmark rate on our debt investments (considering interest rate floors/ceilings for floating rate instruments) and hypothetical changes in the SOFR on our Revolving line of credit, assuming that there is no change in our investment and borrowing structure (in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$9,344	$2,730	$6,614
Up 200 basis points	5,980	1,820	4,160
Up 100 basis points	2,681	910	1,771
Down 100 basis points	(511)	(820)	309
Down 200 basis points	(511)	(820)	309
Down 300 basis points	(511)	(820)	309

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, except for the following related to the Merger:

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

Immediately prior to the date and time that REFI elects to be regulated as a BDC under the 1940 Act by filing a Form N-54A with the SEC (the “BDC Election Time”), any vesting conditions applicable to each outstanding share of REFI’s restricted stock will, automatically and without any required action on the part of the holder thereof, accelerate in full and thereafter participate in the Merger along with the other shares of REFI’s common stock. Following the Merger Effective Time, holders of previously restricted shares may sell the shares of our common stock that they receive in the Merger, subject to applicable securities laws.

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

If the Merger does not close, we will not benefit from the expenses incurred in its pursuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2026.

CHICAGO ATLANTIC BDC, INC.

By:	/s/ Peter Sack
Peter Sack
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Geoffroy
Thomas Geoffroy
Interim Chief Financial Officer (Principal Financial Officer)